Form 10-Q
period 1995-06-30
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1995-08-14
CIK 780348

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1995
                         -------------

Commission file number      0-14513
                         -------------


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP
--------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


          District of Columbia                          52-1420605
-----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ----------------------
(Address of principal executive officer)                (Zip Code)


                                 (301) 468-9200
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                        which registered
-----------------------------------------         -----------------------

                 NONE                                       NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          LIMITED PARTNERSHIP INTERESTS
-------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995



                                                                 Page
                                                                 ----

PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1995
            and December 31, 1994 . . . . . . . . . . . . . .       3
          Consolidated Statements of Operations for the
            three and six months ended June 30, 1995
            and 1994  . . . . . . . . . . . . . . . . . . . .       5
          Consolidated Statements of Partners' Deficit for
            the six months ended June 30, 1995  . . . . . . .       9
          Consolidated Statements of Cash Flows for the six
            months ended June 30, 1995 and 1994 . . . . . . .      10
          Notes to Consolidated Financial Statements  . . . .      12


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . .      23


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . .      31

Item 2.   Changes in Securities . . . . . . . . . . . . . . .      31

Item 3.   Defaults Upon Senior Securities . . . . . . . . . .      31

Item 4.   Submission of Matters to a Vote of Security Holders      31

Item 5.   Other Information . . . . . . . . . . . . . . . . .      31

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      31

Signatures    . . . . . . . . . . . . . . . . . . . . . . . .      32

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            As of           As of
                                           June 30,      December 31,
                                             1995           1994
                                         -------------  -------------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents              $   2,098,804  $   1,649,561
  Restricted cash and cash equivalents       1,941,888      1,450,904
  Accounts receivable, less
    allowance for doubtful accounts
    of $40,836 and $70,249,
    respectively                               943,044      1,089,424
  Prepaid expenses                             285,592        848,339
  Current portion of deferred rent
    receivable                                 328,636        322,343
  Inventory and other                           76,436         84,897
                                         -------------  -------------

          Total current assets               5,674,400      5,445,468
                                         -------------  -------------

PROPERTY AND EQUIPMENT:
  Buildings and tenant improvements        120,998,260    120,588,435
  Furniture and equipment                   14,531,154     14,064,248
                                         -------------  -------------
                                           135,529,414    134,652,683
  Less-accumulated depreciation            (47,928,938)   (45,528,938)
                                         -------------  -------------

          Total property and equipment      87,600,476     89,123,745
                                         -------------  -------------

OTHER ASSETS:
  Deferred charges, less
    accumulated amortization of
    $1,379,959 and $1,069,159,
    respectively                             2,568,807      2,630,629
  Deferred rent receivable, less
    reserve of $346,052                        469,231        712,745
  Escrows and deposits                          73,511        319,429
                                         -------------  -------------

          Total other assets                 3,111,549      3,662,803
                                         -------------  -------------

          Total assets                   $  96,386,425  $  98,232,016
                                         =============  =============




                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND PARTNERS' DEFICIT


                                            As of           As of
                                           June 30,      December 31,
                                             1995           1994
                                         -------------  -------------
                                          (Unaudited)
CURRENT LIABILITIES:
  Current portion of first mortgage
    note                                 $  6,248,071   $  5,840,861
  Accounts payable                            543,761        604,542
  Accrued expenses                            786,106        609,006
  Due to affiliates                         2,442,940      2,381,955
  Other liabilities                            36,081         35,228
                                         ------------   ------------

          Total current liabilities        10,056,959      9,471,592

FIRST MORTGAGE NOTE                        70,267,334     68,779,767

SECOND MORTGAGE NOTE                       18,743,387     19,413,456

THIRD MORTGAGE NOTE                         5,680,588      5,509,500

DUE TO GUARANTOR OF OPERATING DEFICITS      2,182,392      2,120,800

DEFERRED GAIN ON DEBT FORGIVENESS          89,744,638    101,900,391

DEFERRED REVENUE AND SECURITY DEPOSITS        321,691        393,176
                                         ------------   ------------

          Total liabilities               196,996,989    207,588,682
                                         ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' DEFICIT                        (100,610,564)  (109,356,666)
                                         ------------   ------------

          Total liabilities and
            partners' deficit            $ 96,386,425   $ 98,232,016
                                         ============   ============










                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                             For the three months ended
                                                      June 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
REVENUE:
  Rooms                                      $  3,355,562   $  3,293,934
  Food and beverage                             1,332,181      1,397,250
  Telephone                                       173,649        139,167
  Office retail and parking rentals             2,338,722      2,478,476
  Other                                            17,339         17,436
                                             ------------   ------------
                                                7,217,453      7,326,263
                                             ------------   ------------

DEPARTMENTAL EXPENSES:
  Rooms                                           665,200        658,107
  Food and beverage                               887,224        948,681
  Telephone                                       113,683         92,866
  Other                                                --          1,082
                                             ------------   ------------
                                                1,666,107      1,700,736
                                             ------------   ------------

GROSS OPERATING INCOME                          5,551,346      5,625,527
                                             ------------   ------------

UNALLOCATED OPERATING EXPENSES:
  Administrative                                  387,646        393,965
  Marketing                                       368,207        377,761
  Energy costs                                    418,268        465,706
  Property operations and maintenance             553,036        532,266
                                             ------------   ------------
                                                1,727,157      1,769,698
                                             ------------   ------------

OPERATING INCOME BEFORE OTHER
  INCOME, FIXED CHARGES AND
  OTHER DEDUCTIONS                              3,824,189      3,855,829
                                             ------------   ------------

INTEREST AND OTHER INCOME                          12,321         30,139
                                             ------------   ------------







                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                   (UNAUDITED)


                                             For the three months ended
                                                      June 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
FIXED CHARGES AND OTHER DEDUCTIONS:
  Depreciation                                  1,200,000      1,239,187
  Amortization                                     92,566        149,118
  Interest expense                                273,109      3,231,874
  Management fees                                 241,175        241,705
  Real estate and personal property
     taxes                                        276,793        492,156
  Ground rent                                     400,000        400,000
  Net cash flow participation                     150,000             --
  Other                                            96,093        125,308
                                             ------------   ------------
                                                2,729,736      5,879,348
                                             ------------   ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  GAIN                                       $  1,106,774   $ (1,993,380)

EXTRAORDINARY GAIN-DEBT FORGIVENESS             3,598,083             --
                                             ------------   ------------
NET INCOME (LOSS)                               4,704,857     (1,993,380)

NET (INCOME) LOSS ATTRIBUTED TO MINORITY
  INTEREST                                     (4,717,434)     1,981,508
                                             ------------   ------------
NET LOSS ATTRIBUTED TO PARTNERSHIP           $    (12,577)  $    (11,872)
                                             ============   ============
NET LOSS ALLOCATED TO GENERAL
  PARTNERS AND AFFILIATED INITIAL
  LIMITED PARTNER (1.01%)                    $       (127)  $       (120)
                                             ============   ============
NET LOSS ALLOCATED TO ADDITIONAL
  LIMITED PARTNERS (98.99%)                  $    (12,450)  $    (11,752)
                                             ============   ============
NET LOSS ALLOCATED TO LIMITED PARTNERS
  PER UNIT                                   $     (20.75)  $     (19.59)
                                             ============   ============
LIMITED PARTNERSHIP UNITS ISSUED
  AND OUTSTANDING                                     600            600
                                             ============   ============






                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                              For the six months ended
                                                       June 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
REVENUE:
  Rooms                                      $  6,065,395   $  5,685,121
  Food and beverage                             2,436,430      2,294,054
  Telephone                                       302,099        250,417
  Office retail and parking rentals             4,669,309      4,642,362
  Other                                            36,725         32,122
                                             ------------   ------------
                                               13,509,958     12,904,076
                                             ------------   ------------

DEPARTMENTAL EXPENSES:
  Rooms                                         1,235,637      1,188,209
  Food and beverage                             1,768,023      1,690,514
  Telephone                                       211,779        180,676
  Other                                                --          1,082
                                             ------------   ------------
                                                3,215,439      3,060,481
                                             ------------   ------------

GROSS OPERATING INCOME                         10,294,519      9,843,595
                                             ------------   ------------

UNALLOCATED OPERATING EXPENSES:
  Administrative                                  831,114        843,774
  Marketing                                       731,369        742,673
  Energy costs                                    832,508        876,405
  Property operations and maintenance           1,020,813      1,005,881
                                             ------------   ------------
                                                3,415,804      3,468,733
                                             ------------   ------------

OPERATING INCOME BEFORE OTHER
  INCOME, FIXED CHARGES AND
  OTHER DEDUCTIONS                              6,878,715      6,374,862
                                             ------------   ------------

INTEREST AND OTHER INCOME                          19,750         37,884
                                             ------------   ------------







                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                   (UNAUDITED)


                                              For the six months ended
                                                       June 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
FIXED CHARGES AND OTHER DEDUCTIONS:
  Depreciation                                  2,400,000      2,478,374
  Amortization                                    185,132        298,235
  Interest expense                                411,986      6,594,850
  Management fees                                 464,695        433,145
  Real estate and personal property
     taxes                                        553,586        739,481
  Ground rent                                     800,000        800,000
  Net cash flow participation                     150,000             --
  Other                                           418,136        315,266
                                             ------------   ------------
                                                5,383,535     11,659,351
                                             ------------   ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  GAIN                                       $  1,514,930   $ (5,246,605)

EXTRAORDINARY GAIN-DEBT FORGIVENESS             7,231,172             --
                                             ------------   ------------
NET INCOME (LOSS)                               8,746,102     (5,246,605)

NET (INCOME) LOSS ATTRIBUTED TO MINORITY
  INTEREST                                     (8,760,760)     5,227,313
                                             ------------   ------------
NET LOSS ATTRIBUTED TO PARTNERSHIP           $    (14,658)  $    (19,292)
                                             ============   ============
NET LOSS ALLOCATED TO GENERAL
  PARTNERS AND AFFILIATED INITIAL
  LIMITED PARTNER (1.01%)                    $       (148)  $       (195)
                                             ============   ============
NET LOSS ALLOCATED TO ADDITIONAL
  LIMITED PARTNERS (98.99%)                  $    (14,510)  $    (19,097)
                                             ============   ============
NET LOSS ALLOCATED TO LIMITED PARTNERS
  PER UNIT                                   $     (24.18)  $     (31.83)
                                             ============   ============
LIMITED PARTNERSHIP UNITS ISSUED
  AND OUTSTANDING                                     600            600
                                             ============   ============






                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                     For the six months ended June 30, 1995

                                   (UNAUDITED)


                                              Losses not
                       General     Limited    Allocable
                       Partners    Partners   to Partners       Total
                       ---------   --------  -------------  -------------
BALANCE,
  December 31, 1994    $(528,763)  $383,083  $(109,210,986) $(109,356,666)

  Net loss attributed
     to Partnership         (148)   (14,510)            --        (14,658)


  Net income attributed
     to Minority
     Interest (Note 2)        --         --      8,760,760      8,760,760
                       ---------   --------  -------------  -------------

BALANCE, June 30, 1995 $(528,911)  $368,573  $(100,450,226) $(100,610,564)
                       =========   ========  =============  =============






























                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                              For the six months ended
                                                       June 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $  8,746,102   $ (5,246,605)

  Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
       Depreciation                             2,400,000     2,478,374
       Amortization                               185,132       298,235
       Extraordinary item-gain on debt
          forgiveness                          (7,231,172)           --
       Interest expense related to the
          amortization of financing costs         125,666            --
       Net interest expense added to debt         171,088     1,180,549
       Increase in restricted cash and
         cash equivalents                        (490,984)           --
       Decrease (increase) in accounts
          receivable, net                         146,380      (332,615)
       Decrease in prepaid expenses and
          other                                   562,747       635,134
       Decrease in deferred rent receivable,
          net                                     237,221            --
       Decrease in escrows and deposits           245,918       105,741
       Decrease in accounts payable               (60,781)      (85,720)
       Increase in accrued expenses               177,100       115,076
       Increase in other liabilities                  853        45,992
       Decrease in deferred revenue
         and security deposits                    (71,485)       (1,152)
       Decrease in inventory and other              8,461            --
                                             ------------   -----------
          Net cash provided by (used in)
            operating activities                5,152,246      (806,991)
                                             ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of building improvements              (409,825)     (479,473)
  Purchase of furniture and equipment            (466,906)     (401,624)
  Payment of leasing costs                       (248,977)      (47,025)
                                             ------------   -----------









                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                   (Unaudited)


                                              For the six months ended
                                                       June 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
          Net cash used in investing
            activities                         (1,125,708)     (928,122)
                                             ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payment of) proceeds from debt          (3,638,280)     1,326,633
  Net proceeds from advances from affiliates       60,985        479,163
                                             ------------   ------------

          Net cash (used in) provided by
            financing activities               (3,577,295)     1,805,796
                                             ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS         449,243         70,683

CASH AND CASH EQUIVALENTS, beginning of
  period                                        1,649,561        794,133
                                             ------------   ------------

CASH AND CASH EQUIVALENTS, end of period     $  2,098,804   $    864,816
                                             ------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid during the year for interest     $  3,266,538   $  5,414,301
                                             ============   ============




















                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   ___________


1.   Basis of presentation

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Income Properties-C Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of June 30, 1995 and December 31, 1994 and the results of its consolidated operations for the three and six months ended June 30, 1995 and 1994 and its consolidated cash flows for the six months ended June 30, 1995 and 1994.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While CRI believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's annual report filed on Form 10-K for the year ended December 31, 1994.

     The results for the six months in the period ended June 30, 1995 are not necessarily indicative of the results expected for the entire year.


2.   The Partnership

     The Partnership, a District of Columbia Limited Partnership, was organized on December 15, 1984. The purpose of the Partnership is to invest in real estate by acquiring and holding a limited partnership interest in Bethesda Metro Center Limited Partnership (BMCLP). BMCLP owns and operates a 381-room hotel known as the Hyatt Regency Bethesda Hotel (the Hotel); an office building containing approximately 336,000 square feet of net rentable office space and 18,000 square feet of net rentable retail space, known as Bethesda Metro Office Building (the Office Building); and a parking facility for approximately 1,300 cars serving the entire development, located in Bethesda, Maryland.

     CRI, as Managing General Partner of the Partnership, has a 0.01% interest. Other general partner interests which total 0.99% are held by three individuals affiliated or formerly affiliated with CRI. The total limited partner interest of 99% is comprised of 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the Affiliated Initial Limited Partner, and the remaining 98.99% interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification (Third Modification) with BMCLP's first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying financial statements as of June 30, 1995 have been consolidated with BMCLP.

     Although an entity affiliated with the Partnership has assumed responsibility for management of BMCLP and the Partnership has consolidated its interest therein in the accompanying financial statements, the Partnership has not assumed responsibility for any past or future operating deficits of BMCLP. The deficit in partners' capital generated by activity at BMCLP remains the obligation of the Special Limited Partners of BMCLP.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   ___________


2.   The Partnership - Continued

     Therefore, of the total partners' deficit of $100,610,564 as of June 30, 1995, $100,450,226 is not attributable to the partners of the Partnership, rather, it is attributable to the Special Limited Partners of BMCLP. The $100,450,226 is comprised of cumulative BMCLP losses in excess of the Partnership's investment in BMCLP at June 15, 1992 of $77,472,839, and additional BMCLP losses subsequent to June 15, 1992 of $22,977,387.


3.   Investment in Bethesda Metro Center Limited Partnership

     The Partnership invested $42,500,100 in cash in BMCLP through June 30, 1995, to acquire a 92.5% limited partnership interest. BMCLP losses before June 15, 1992, were not recorded in the accompanying financial statements of the Partnership since cumulative BMCLP losses exceeded the Partnership's investment in 1992. Prior to June 15, 1992, the Partnership's investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, subsequent to June 15, 1992, the Partnership's investment in BMCLP has been consolidated in the accompanying financial statements (see Note 2).

     Condensed financial information of the Partnership on an unconsolidated basis is as follows:


                                 BALANCE SHEETS
                                 --------------

                                     Assets

                                            As of          As of
                                           June 30,     December 31,
                                             1995          1994
                                         -------------  ------------
                                          (Unaudited)
Total assets                             $         115  $        113
                                         =============  ============

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   ___________


3.   Investment in Bethesda Metro Center Limited Partnership - Continued

                        Liabilities and Partners' Deficit

                                            As of          As of
                                           June 30,     December 31,
                                             1995          1994
                                         -------------  ------------
                                          (Unaudited)
Accounts payable                         $     160,453  $    145,793
Partners' deficit                             (160,338)     (145,680)
                                         -------------  ------------
Total liabilities and partners'
  deficit                                $         115  $        113
                                         =============  ============

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                         For the three months ended
                                                  June 30,
                                         ---------------------------
                                             1995           1994
                                         ------------   ------------
Professional fees                        $      8,412   $      8,947
Other expenses                                  4,165          2,925
                                         ------------   ------------
Net loss                                 $     12,577   $     11,872
                                         ============   ============

                                          For the six months ended
                                                   June 30,
                                         ---------------------------
                                             1995           1994
                                         ------------   ------------
Professional fees                        $      8,412   $     12,422
Other expenses                                  6,246          6,870
                                         ------------   ------------
Net loss                                 $     14,658   $     19,292
                                         ============   ============

    Condensed financial information of BMCLP on an unconsolidated basis is as follows:

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   ___________


3.   Investment in Bethesda Metro Center Limited Partnership - Continued

                                 BALANCE SHEETS
                                 --------------

                                     Assets


                                            As of          As of
                                           June 30,     December 31,
                                             1995          1994
                                         -------------  -------------
                                          (Unaudited)
Investment in real estate, at cost,
  net                                    $  87,600,476  $  89,123,745
Current assets                               5,674,285      5,445,355
Other assets                                 3,111,549      3,662,803
                                         -------------  -------------
Total assets                             $  96,386,310  $  98,231,903
                                         =============  =============

                        Liabilities and Partners' Deficit

Current liabilities                      $   9,896,506  $  9,325,799
Other liabilities                          186,940,030   198,117,090
Partners' deficit                         (100,450,226) (109,210,986)
                                         -------------  ------------
Total liabilities and partners'
  deficit                                $  96,386,310  $ 98,231,903
                                         =============  ============

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   ___________


3.   Investment in Bethesda Metro Center Limited Partnership - Continued

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)


                                         For the three months ended
                                                  June 30,
                                         ---------------------------
                                             1995           1994
                                         ------------   ------------
Revenues                                 $  7,229,774   $  7,356,402
Expenses                                   (6,110,423)    (9,337,910)
                                         ------------   ------------
Income (loss) before extraordinary
  item                                   $  1,119,351   $ (1,981,508)

Extraordinary item-gain on debt
  forgiveness                               3,598,083             --
                                         ------------   ------------

    Net income (loss)                    $  4,717,434   $ (1,981,508)
                                         ============   ============

                                          For the six months ended
                                                   June 30,
                                         ---------------------------
                                             1995           1994
                                         ------------   ------------
Revenues                                 $ 13,529,708   $ 12,941,960
Expenses                                  (12,000,120)   (18,169,273)
                                         ------------   ------------
Income (loss) before extraordinary
  item                                   $  1,529,588   $ (5,227,313)

Extraordinary item-gain on debt
  forgiveness                               7,231,172             --
                                         ------------   ------------

    Net income (loss)                    $  8,760,760   $ (5,227,313)
                                         ============   ============

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   ___________


3.   Investment in Bethesda Metro Center Limited Partnership - Continued

     On November 16, 1994, BMCLP's lender sold its First and Second Mortgage Notes (the Notes) to BMC Lender Partnership (BMC), an unaffiliated entity. BMC sold the First Mortgage Note to General Electric Capital Corporation (GECC) which amended and restated the First Mortgage Note to a reduced principal amount of $48,000,000. BMC amended and restated the Second Mortgage Note to a principal amount of up to $15,000,000 with $10,000,000 advanced at closing.

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the monthly GECC Composite Commercial Rate, which at June 30, 1995 was 6.20%. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if a major lease (as defined in the Restated First Mortgage Note agreement) in the Office Building expires, is not renewed, or is cancelled, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC quarterly. These payments must continue until minimum financial conditions in the Restated First Mortgage Note are met. All unpaid principal is due at the maturity date which is November 30, 2001. Additional advances may be made by GECC to the extent of previously paid principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and capital improvements. On April 25, 1995, GECC advanced $216,666 to BMCLP for tenant improvements.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995 through December 1, 1998. As of June 30, 1995, $138,750 had been deposited into the interest reserve account and is reflected in restricted cash and cash equivalents on the accompanying consolidated balance sheet.

     The Restated Second Mortgage Note stipulates that 16% interest is payable monthly from available cash flow (as defined) on a cumulative basis. Based on the provisions of the Restated Second Mortgage Note, BMCLP's cash flow from operations shall be disbursed in the following priority:

     (a)  Debt service and reserves on the Restated First Mortgage Note.

     (b) Establishment of working capital reserves of $50,000 plus an amount reasonably required to pay ordinary and necessary expenses of operations.

     (c) Debt service on the Restated Second Mortgage Note (to the extent of available cash flow).

     (d) Principal and interest on additional advances (discussed below), if any, made to BMCLP by BMC.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   ___________


3.   Investment in Bethesda Metro Center Limited Partnership - Continued

     (e) 75% of the remaining net cash flow (as defined) to BMC and 25% of the remaining net cash flow to BMCLP, subject to the establishment of the reserves as stipulated in the agreement (discussed below).

     Furthermore, BMC is entitled to an Economic Value Participation Interest (as defined) which requires BMCLP to pay the following at the sale or refinancing of the property or the maturity date of the Restated First and Second Mortgage Notes.

     (a) 75% of the amount by which the Economic Value (as defined) of the Hotel and Office Building (the Development), up to $100 million, exceeds the unpaid principal balance and accrued interest under the Restated First and Second Mortgage Notes, and

     (b)  50% of the Economic Value in excess of $100 million.

     In general, the Economic Value is defined by the Restated Second Mortgage Note as the value of the Development as determined by the average of three independent appraisals.

     In 1995, $150,000 was paid to BMC as 75% of remaining net cash flow for 1994 and is included in net cash flow participation expense on the accompanying consolidated statements of operations.

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above, may be re-advanced to BMCLP for payment of: debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5,000,000 in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001.

     In connection with the restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated First and Second Mortgage Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earlier of: (i) sale of the assets of BMCLP;
(ii) refinancing of the Restated First and Second Mortgage Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or
(iii) one day later than the later of any Maturity Date under the Restated First and Second Mortgage Notes. As of June 30, 1995, accrued interest of $2,680,588 has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow was available for repayment of this note during the six months ended June 30, 1995.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   ___________


3.   Investment in Bethesda Metro Center Limited Partnership - Continued

Debt Forgiveness
----------------

     The carrying amount of the outstanding principal and accrued interest that was forgiven based on the assignment and subsequent restatement of the First and Second Mortgage Notes is presented as deferred gain on debt forgiveness in the accompanying consolidated balance sheets. This amount is being amortized as an extraordinary gain over the remaining terms of the Restated First and Second Mortgage Notes based on a constant effective yield as required by Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (FAS 15).

     Based on the Restated First Mortgage Note's interest rate of approximately 10.45% and 9.98% in effect on June 30, 1995 and December 31, 1994, respectively, and monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest at June 30, 1995 and December 31, 1994 was $76,515,405 and $74,620,628,
respectively. Although these obligations were lower than the carrying amount of $166,260,043 and $176,521,019 at June 30, 1995 and December 31, 1994,
respectively, FAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note's interest rate is variable, which makes the amount of future debt service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $89,744,638 and $101,900,391 difference between the carrying amount and total future obligation of the debt at June 30, 1995 and December 31, 1994, respectively, was deferred and is being amortized as an extraordinary gain in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes of the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the First Mortgage Note and deferred gain on debt forgiveness. For the six months ended June 30, 1995, $4,794,651 was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from an increase in the future obligation due to changes in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as extraordinary gain over the remaining term of the Restated First Mortgage Note. For the three and six months ended June 30, 1995, amortization of this deferred debt forgiveness amounted to $3,663,048 and $7,361,102, respectively. The amortization of deferred gain is included in the extraordinary items of $3,598,083 and $7,231,172, respectively, in the accompanying consolidated statements of operations which is shown net of the interest expense on the Restated Second Mortgage Note of $64,965 and $129,930, respectively, discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994 of $19,380,974. In accordance with FAS 15, this difference of $1,819,026 represents an additional

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   ___________


3.   Investment in Bethesda Metro Center Limited Partnership - Continued

interest obligation, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note, using the effective interest method, over the term of the Restated Second Mortgage Note. Accrual of this additional interest for the three and six months ended June 30, 1995 amounted to $64,965 and $129,930 and was added to the principal balance of the Restated Second Mortgage Note.


4.   Related-party transactions

     A summary of indebtedness to affiliates of $2,442,940 and $2,381,955 as of June 30, 1995 and December 31, 1994, respectively, is presented below:

                          Balance at                      Balance at
Related-Party         December 31, 1994   Additions      June 30, 1995
-------------         -----------------   ---------      -------------
CRI                      $   235,879      $  17,832       $   253,711
CHG                        1,040,285         43,153         1,083,438
Realty                       972,233             --           972,233
Hyatt                        133,558             --           133,558
                         -----------      ---------       -----------
                         $ 2,381,955      $  60,985       $ 2,442,940
                         ===========      =========       ===========

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   ___________


4.   Related-party transactions - Continued

     The advances from CRI and CHG accrue interest at the prime rate plus one percent in accordance with the partnership agreement. The additional amount due to CRI of $17,832 is comprised of $10,487 in accrued interest on previous advances, plus an additional $7,345 to fund operating deficits of the Partnership. The additional $43,153 due to CHG represents accrued interest on previous advances. The advances from Realty and Hyatt are non-interest bearing.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes. CRCC received a payment of $50,000 on January 31, 1995 from remaining net cash flow relating to 1994.

     CIP Management 14, Inc., an affiliate of the managing general partner, may receive an incentive management fee on a noncumulative annual basis equal to 9.08% of net cash flow after payment of certain priorities set forth in the Partnership Agreement. No incentive management fee has been incurred or paid for the six months ended June 30, 1995 and 1994.

     During 1995 and 1994 BMCLP entered into transactions with the Keystone Group, an affiliate of a Special Limited Partner, to provide for the construction of tenant improvements in the Office Building. For the three and six months ended June 30, 1995, $50,874 and $112,911, respectively, was paid to the Keystone Group. For the three and six months ended June 30, 1994, $158,494 and $271,637, respectively, was paid to the Keystone Group.

     In the six months ended June 30, 1994, BMCLP was advanced a total of $128,105 from CRI and an affiliated entity for payment of the Excess Payments
due under the former financing.   This amount is classified as due to affiliates
in the accompanying financial statements.


5.   Allocation of profits, losses and distributions of cash flow

     In accordance with the Partnership Agreement, 1% of the Allowable Net Loss has been allocated to the general partners, and 99% of the Allowable Net Loss has been allocated to the limited partners. Allocations of cash flow distributions are specified in the Partnership Agreement.


6.   Commitments and Contingencies

Management Agreements
---------------------

     BMCLP entered into a management agreement with Hyatt Corporation (Hyatt) in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015 (unless earlier terminated in accordance with its terms, as modified). Based on the management agreement (as modified), Hyatt is to be paid a management fee consisting of a base management fee of 3% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. Management fees paid to Hyatt for the three and six months ended June 30, 1995,

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   ___________


6.   Commitments and Contingencies - Continued

were approximately $146,000 and $265,000, respectively, and for the three and six months ended June 30, 1994 were approximately $146,000 and $248,000, respectively. No incentive fee was earned for the three and six months ended June 30, 1995 and 1994.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits within the accompanying consolidated balance sheets. The reserve balances included in escrows and deposits at June 30, 1995 and December 31, 1994, were approximately $74,000 and $256,000, respectively.

     BMCLP entered into a management agreement with Realty Management Company (Realty), an affiliate of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty was to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. In connection with the debt restructuring which occurred November 16, 1994, BMC paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time, BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default. The agreement provides for a management fee in the amount of 4% of total revenues. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the three and six months ended June 30, 1995, were approximately $94,000 and $199,000, respectively, and approximately $96,000 and $185,000 for the three and six months ended June 30, 1994, respectively.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


Liquidity
---------

     The Registrant does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1995, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of BMCLP, it is unlikely that the Registrant will receive any cash distribution from its investment in BMCLP in 1995 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP's mortgage notes. However, the managing general partner of the Registrant has represented a willingness to fund projected cash flow requirements of the Registrant for the year ending December 31, 1995.

     At June 30, 1995 and December 31, 1994, the Registrant had $115 and $113, respectively, in available cash.

     During the first six months of 1995, the Registrant recorded a slight increase in available cash and a $14,660 increase in accounts payable. The increase in accounts payable includes an increase of $7,345 in loan payable to its managing general partner for administrative expenses and an increase of $7,315 in third-party payables.

Capital Resources
-----------------

     BMCLP, of which the Registrant owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $2,098,689 and $1,649,448 at June 30, 1995 and December 31, 1994, respectively. BMCLP had restricted cash and cash equivalents of $1,941,888 and $1,450,904 at June 30, 1995 and December 31, 1994, respectively. During the first six months of 1995, unrestricted cash and cash equivalents increased only $449,241 despite net income of $8,760,760. This was due largely as the result of the non-cash gain on debt forgiveness of $7,231,172, as well as the net debt payments of $3,638,280 and the purchases of capital improvements of $876,731, which were offset by depreciation and amortization totalling $2,585,132 and a decrease in prepaid expenses of $562,747.

Operating Deficit Reserve
-------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits up to an aggregate principal amount of $15,600,000. R&K and the Registrant have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation of $15,600,000 was to be increased by (i) the excess interest paid each month on the original First Mortgage Note as a result of the first loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. As of June 30, 1995, R&K have provided $2,182,392 including accrued interest to BMCLP under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


BMCLP. R&K have represented that individually their current net worth is insignificant and illiquid and that they do not have adequate resources to cover the operating deficits.

     In accordance with the terms of the Restated First and Second Mortgage Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. On April 25, 1995, GECC advanced $216,666 to BMCLP for tenant improvements.

     Upon approval of the BMC Lender, BMCLP may draw upon the $1,038,654 that was placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses of the Development including payments under the Restated First and Second Mortgage Notes. On April 3, 1995, BMCLP withdrew $400,000 from the escrow account to help pay the interest due on the Restated Second Mortgage Note. BMCLP deposited $100,000 into the escrow account on April 18, 1995.

     BMC Lender may advance additional amounts up to $5,000,000 to BMCLP in accordance with the Restated Second Mortgage Note. Also, BMC Lender may re-advance funds received from BMCLP as additional interest payments (75% net cash flow) if BMCLP pays its 25% share of net cash flow held in reserves. No advances were made by BMC Lender to BMCLP in the first or second quarters of 1995.

Results of Operations
---------------------

Registrant
----------
Three months ended June 30, 1995 in comparison with June 30, 1994
-----------------------------------------------------------------

     The Registrant recorded a net loss for the second quarter of 1995 of $12,577 as compared with a net loss of $11,872 for the corresponding period in 1994. Operating expenses during the second quarter of 1995 were $705 higher than 1994 primarily due to an increase in general and administrative expenses, which were partially offset by a decrease in professional fees.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


Six months ended June 30, 1995 in comparison with June 30, 1994
-----------------------------------------------------------------

     The Registrant recorded a net loss for the first six months of 1995 of $14,658 as compared with a net loss of $19,292 for the corresponding period in 1994. Operating expenses during the first six months of 1995 were $4,634 lower than 1994 primarily due a decrease in professional fees.

Bethesda Metro Center Limited Partnership
-----------------------------------------

Three months ended June 30, 1995 in comparison with June 30, 1994
-----------------------------------------------------------------

     BMCLP had net income for the second quarter of 1995 of $4,717,434 as compared with a net loss of $1,981,508 for the corresponding period in 1994. This was primarily the result of a gain on debt forgiveness of $3,598,083 and a reduction of interest expense of $2,958,765 relating to the restructuring of the First and Second Mortgage Notes in November 1994.

     Room revenue increased by $61,628, or 2% from the second quarter of 1994. The Hotel experienced a decrease in occupancy of 1% and an increase in average rate of $3 compared to the second quarter of 1994. Food and beverage revenues decreased by $65,069, or 5% from the same period last year. Operating expenses for the Hotel decreased compared to the second quarter of 1994, resulting in year to date gross operating profits which exceeded last year by approximately $98,000, or 5%.

     Office building revenue decreased $144,754 or 6% during the second quarter of 1995 compared with the second quarter of 1994 primarily due to the receipt of a termination fee from one tenant in the second quarter of 1994. The occupancy and rental rate of the Office Building remained constant in the second quarter of 1995 as compared to the second quarter of 1994. The retail and marketplace occupancy increased from 53% to 75% primarily due to the reclassification of 11,375 square feet of retail space to office space. The retail and marketplace average rental rate increased slightly from $32 to $35.

     Operating expenses for the Office Building for the second quarter of 1995 decreased by $15,097, or 2% primarily due to a decrease in utilities as a result of a capital improvement energy conservation program completed in 1994.

Six months ended June 30, 1995 in comparison with June 30, 1994
---------------------------------------------------------------

     BMCLP had net income for the first six months of 1995 of $8,760,760 as compared with a net loss of $5,227,313 for the corresponding period in 1994. This was primarily the result of a gain on debt forgiveness of $7,231,172 and a reduction of interest expense of $6,182,864 relating to the restructuring of the First and Second Mortgage Notes in November 1994.

     Room revenue increased by $380,274, or 7% from the first six months of 1994. The Hotel experienced an increase in occupancy of 3% and an increase in average rate of $4 compared to the first six months of 1994. Food and beverage revenues increased by $142,376, or 6% from the same period last year as a result

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


of increased occupancy and banquet patronage. Year to date gross operating profits exceed last year by approximately $424,000, or 14%.

     Office building revenue increased $26,947 or 0.6% during the first six months of 1995 compared with the first six months of 1994 primarily due to improved occupancy and the receipt of a termination fee from one tenant in 1995. The occupancy of the Office Building remained constant while the rental rate decreased from $24 in the first six months of 1994 to $23 in the first six months of 1995. The retail and marketplace occupancy increased from 53% to 75% primarily due to the reclassification of 11,375 square feet of retail space to office space. The retail and marketplace average rental rate remained constant at $34.

     Operating expenses for the Office Building for the first six months of 1995 decreased by $53,383, or 4% primarily due to a decrease in utilities as a result of a capital improvement energy conservation program completed in 1994.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     The following tables outline pertinent unaudited data regarding the operations of the Hotel and Office Building:


                                 OFFICE BUILDING
                                 ---------------
                                   (Unaudited)


                                             For the three months ended
                                                      June 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Leasing:
-------

Average Space Occupied:
  Office                                               98%            98%
  Retail and Marketplace                               75%            53%

Average Rental Rate:
  Office                                              $24            $24
  Retail and Marketplace                              $35            $32

Operations:
----------

Total Income                                 $  2,333,722   $  2,478,476
Operating Expenses                               (631,456)      (646,553)
                                             ------------   ------------
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                $  1,702,266   $  1,831,923
                                             ============   ============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                                              For the six months ended
                                                       June 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Leasing:
-------
Average Space Occupied:
  Office                                               97%            97%
  Retail and Marketplace                               75%            53%

Average Rental Rate:
  Office                                              $23            $24
  Retail and Marketplace                              $34            $34

Operations:
----------
Total Income                                 $  4,669,309   $  4,642,362
Operating Expenses                             (1,235,249)    (1,288,632)
                                             ------------   ------------
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                $  3,434,060   $  3,353,730
                                             ============   ============

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                      HOTEL
                                 ---------------
                                   (Unaudited)


                                             For the three months ended
                                                      June 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Operations:
----------
Actual Average Occupancy                               88%            89%
Actual Average Room Rate                             $110           $107
Rooms Revenue                                $  3,355,562   $  3,293,934
Food & Beverage Revenues                     $  1,332,181   $  1,397,250
Room Profits                                 $  2,690,362   $  2,635,827
Food & Beverage Profits                      $    444,957   $    448,569
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                $  2,121,923   $  2,023,906


                                              For the six months ended
                                                       June 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Operations:
----------
Actual Average Occupancy                               81%            78%
Actual Average Room Rate                             $109           $105
Rooms Revenue                                $  6,065,395   $  5,685,121
Food & Beverage Revenues                     $  2,436,430   $  2,294,054
Room Profits                                 $  4,829,758   $  4,496,912
Food & Beverage Profits                      $    668,407   $    603,540
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                $  3,444,655   $  3,021,132

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Registrant, to an extent not currently ascertainable. These factors, include, but are not limited to, over building of office, hotel or commercial space; changes in the general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the proximate business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God.

     In addition, Hotel occupancy and room rates may be adversely affected by a downturn in the business cycle or by shortages of gasoline or increases in the price of gasoline, increases in airline fare rates or the curtailment of airline service, or other constraints upon travel. Furthermore, in the event mortgage payment and/or tax assessment obligations are not met, the Registrant may sustain a loss of its equity investment as a result of foreclosure of the Restated First Mortgage Note.

                         PART II - FINANCIAL INFORMATION
                         -------------------------------



                           CAPITAL INCOME PROPERTIES-C
                               LIMITED PARTNERSHIP


ITEM 1.   Legal Proceedings
          -----------------

          Not applicable.


ITEM 2.   Changes in Securities
          ---------------------

          Not applicable.


ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable.


ITEM 5.   Other Information
          -----------------

          Not applicable.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits -- None.
          (b) Reports on Form 8-K --  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                   CAPITAL INCOME PROPERTIES-C
                                     LIMITED PARTNERSHIP

                                   By:  CRI, Inc.,
                                        Managing General Partner


Date: August 14, 1995              By:   /s/ H. William Willoughby
     ------------------                 ---------------------------------
                                        H. William Willoughby
                                        President



                                   By:   /s/ Richard J. Palmer
                                        ---------------------------------
                                        Richard J. Palmer
                                        Senior Vice President, Finance
                                        Principal Financial and
                                        Principal Accounting Officer