Form 10-Q
period 1995-09-30
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1995-11-13
CIK 780348

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1995
                         ------------------

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1995
            and December 31, 1994 . . . . . . . . . . . . . .       3

          Consolidated Statements of Operations - for the
            three and nine months ended September 30, 1995
            and 1994  . . . . . . . . . . . . . . . . . . . .       5

          Consolidated Statements of Partners' Deficit - for
            the nine months ended September 30, 1995  . . . .       9

          Consolidated Statements of Cash Flows - for the nine
            months ended September 30, 1995 and 1994  . . . .      10

          Notes to Consolidated Financial Statements  . . . .      12


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      24

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      30

Signatures    . . . . . . . . . . . . . . . . . . . . . . . .      31

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             As of          As of
                                         September 30,   December 31,
                                             1995           1994
                                         -------------  -------------
                                          (Unaudited)
Current assets:
  Cash and cash equivalents              $   1,677,238  $   1,649,561
  Restricted cash and cash equivalents       1,212,477      1,450,904
  Accounts receivable, less
    allowance for doubtful accounts
    of $43,265 and $70,249,
    respectively                             1,135,105      1,089,424
  Prepaid expenses                           1,133,474        848,339
  Current portion of deferred rent
    receivable                                 328,636        322,343
  Inventory and other                           74,224         84,897
                                         -------------  -------------
          Total current assets               5,561,154      5,445,468
                                         -------------  -------------
Property and equipment:
  Buildings and tenant improvements        121,219,469    120,588,435
  Furniture and equipment                   14,610,117     14,064,248
                                         -------------  -------------
                                           135,829,586    134,652,683
  Less-accumulated depreciation            (49,128,938)   (45,528,938)
                                         -------------  -------------
          Total property and equipment      86,700,648     89,123,745
                                         -------------  -------------

Other assets:
  Deferred charges, less
    accumulated amortization of
    $1,535,358 and $1,069,159,
    respectively                             2,426,189      2,630,629
  Deferred rent receivable, less
    reserve of $346,052                        368,328        712,745
  Escrows and deposits                         163,480        319,429
                                         -------------  -------------
          Total other assets                 2,957,997      3,662,803
                                         -------------  -------------

          Total assets                   $  95,219,799  $  98,232,016
                                         =============  =============








                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                        LIABILITIES AND PARTNERS' DEFICIT


                                             As of          As of
                                         September 30,   December 31,
                                             1995           1994
                                         -------------  -------------
                                          (Unaudited)
Current liabilities:
  Current portion of first mortgage
    note                                 $   6,109,198  $   5,840,861
  Accounts payable                             611,597        604,542
  Accrued expenses                             947,293        609,006
  Due to affiliates                          2,494,980      2,381,955
  Other liabilities                             36,078         35,228
                                         -------------  -------------
          Total current liabilities         10,199,146      9,471,592

First mortgage note                         67,754,670     68,779,767
Second mortgage note                        18,408,353     19,413,456
Third mortgage note                          5,766,131      5,509,500
Due to guarantor of operating deficits       2,213,188      2,120,800
Deferred gain on debt forgiveness           87,244,898    101,900,391
Deferred revenue and security deposits         629,749        393,176
                                         -------------  -------------
          Total liabilities                192,216,135    207,588,682
                                         -------------  -------------
Commitments and contingencies (note 6)

Partners' deficit                          (96,996,336)  (109,356,666)
                                         -------------  -------------
          Total liabilities and
            partners' deficit            $  95,219,799  $  98,232,016
                                         =============  =============



















                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                             For the three months ended
                                                    September 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Revenue:
  Rooms                                      $  2,745,003   $  2,531,624
  Food and beverage                               978,400        822,488
  Telephone                                       140,371        102,306
  Office retail and parking rentals             2,071,864      2,099,044
  Other                                            31,013         17,519
                                             ------------   ------------
                                                5,966,651      5,572,981
                                             ------------   ------------
Departmental expenses:
  Rooms                                           584,592        540,117
  Food and beverage                               776,820        720,291
  Telephone                                        97,827         99,432
  Other                                                --             51
                                             ------------   ------------
                                                1,459,239      1,359,891
                                             ------------   ------------
Gross operating income                          4,507,412      4,213,090
                                             ------------   ------------
Unallocated operating expenses:
  Administrative                                  435,272        402,174
  Marketing                                       351,927        292,302
  Energy costs                                    559,058        579,204
  Property operations and maintenance             514,907        444,914
                                             ------------   ------------
                                                1,861,164      1,718,594
                                             ------------   ------------
Operating income before other income, fixed
  charges and other deductions                  2,646,248      2,494,496
                                             ------------   ------------
Interest and other income                           6,959         10,034
                                             ------------   ------------













                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                   (UNAUDITED)


                                             For the three months ended
                                                    September 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Fixed charges and other deductions:
  Depreciation                                  1,200,000      1,239,187
  Amortization                                     92,566        149,117
  Interest expense                                207,974      3,294,664
  Management fees                                 216,325        187,983
  Real estate and personal property
     taxes                                        281,225        278,514
  Ground rent                                     400,000        400,000
  Net cash flow participation                          --             --
  Other                                           136,939        146,870
                                             ------------   ------------
                                                2,535,029      5,696,335
                                             ------------   ------------

Net income (loss) before extraordinary
  gain                                            118,178     (3,191,805)

Extraordinary gain-debt forgiveness             3,496,050             --
                                             ------------   ------------
Net income (loss)                               3,614,228     (3,191,805)

Net (income) loss attributed to minority
  interest                                     (3,628,215)     3,189,093
                                             ------------   ------------
Net loss attributed to partnership           $    (13,987)  $     (2,712)
                                             ============   ============
Net loss allocated to general
  partners and affiliated initial
  limited partner (1.01%)                    $       (141)  $        (27)
                                             ============   ============
Net loss allocated to additional
  limited partners (98.99%)                  $    (13,846)  $     (2,685)
                                             ============   ============
Net loss allocated to limited partners
  per unit                                   $     (23.08)  $      (4.48)
                                             ============   ============
Limited partnership units issued
  and outstanding                                     600            600
                                             ============   ============






                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                              For the nine months ended
                                                     September 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Revenue:
  Rooms                                      $  8,810,398   $  8,216,745
  Food and beverage                             3,414,830      3,116,542
  Telephone                                       442,470        352,723
  Office retail and parking rentals             6,741,173      6,741,406
  Other                                            67,738         49,641
                                             ------------   ------------
                                               19,476,609     18,477,057
                                             ------------   ------------
Departmental expenses:
  Rooms                                         1,820,229      1,728,326
  Food and beverage                             2,544,843      2,410,805
  Telephone                                       309,606        280,108
  Other                                                --          1,133
                                             ------------   ------------
                                                4,674,678      4,420,372
                                             ------------   ------------
Gross operating income                         14,801,931     14,056,685
                                             ------------   ------------
Unallocated operating expenses:
  Administrative                                1,266,386      1,245,948
  Marketing                                     1,083,296      1,034,975
  Energy costs                                  1,391,566      1,455,609
  Property operations and maintenance           1,535,720      1,450,795
                                             ------------   ------------
                                                5,276,968      5,187,327
                                             ------------   ------------
Operating income before other income, fixed
  charges and other deductions                  9,524,963      8,869,358
                                             ------------   ------------
Interest and other income                          26,709         47,918
                                             ------------   ------------













                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                   (UNAUDITED)


                                              For the nine months ended
                                                     September 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Fixed charges and other deductions:
  Depreciation                                  3,600,000      3,717,561
  Amortization                                    277,698        447,352
  Interest expense                                619,960      9,889,514
  Management fees                                 681,020        621,128
  Real estate and personal property
     taxes                                        834,811      1,017,995
  Ground rent                                   1,200,000      1,200,000
  Net cash flow participation                     150,000             --
  Other                                           555,075        462,136
                                             ------------   ------------
                                                7,918,564     17,355,686
                                             ------------   ------------

Net income (loss) before extraordinary
  gain                                          1,633,108     (8,438,410)

Extraordinary gain-debt forgiveness            10,727,222             --
                                             ------------   ------------
Net income (loss)                              12,360,330     (8,438,410)

Net (income) loss attributed to minority
  interest                                    (12,388,975)     8,416,406
                                             ------------   ------------
Net loss attributed to partnership           $    (28,645)  $    (22,004)
                                             ============   ============
Net loss allocated to general
  partners and affiliated initial
  limited partner (1.01%)                    $       (289)  $       (222)
                                             ============   ============
Net loss allocated to additional
  limited partners (98.99%)                  $    (28,356)  $    (21,782)
                                             ============   ============
Net loss allocated to limited partners
  per unit                                   $     (47.26)  $     (36.30)
                                             ============   ============
Limited partnership units issued
  and outstanding                                     600            600
                                             ============   ============






                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                  For the nine months ended September 30, 1995

                                   (UNAUDITED)


                                              Losses not
                       General     Limited    Allocable
                       Partners    Partners   to Partners       Total
                       ---------   --------  -------------  -------------
Balance,
  December 31, 1994    $(528,763)  $383,083  $(109,210,986) $(109,356,666)

  Net loss attributed
     to Partnership         (289)   (28,356)            --        (28,645)

  Net income attributed
     to Minority
     Interest (Note 2)        --         --     12,388,975     12,388,975
                       ---------   --------  -------------  -------------
Balance,
  September 30, 1995   $(529,052)  $354,727  $ (96,822,011) $ (96,996,336)
                       =========   ========  =============  =============































                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                              For the nine months ended
                                                     September 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Cash flows from operating activities:
  Net income (loss)                          $ 12,360,330   $ (8,438,410)

  Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
       Depreciation                             3,600,000     3,717,561
       Amortization                               277,698       447,352
       Extraordinary item-gain on debt
          forgiveness                         (10,727,222)           --
       Interest expense related to the
          amortization of financing costs         188,500            --
       Net interest expense added to debt         349,020     1,960,012
       Decrease in restricted cash and
         cash equivalents                         238,427            --
       (Increase) decrease in accounts
          receivable, net                         (45,681)      159,262
       Increase in prepaid expenses and
          other                                  (285,135)     (167,377)
       Decrease in deferred rent receivable,
          net                                     338,124            --
       Decrease in inventory and other             10,673            --
       Decrease in escrows and deposits           155,949        47,193
       Increase (decrease) in accounts
          payable                                   7,055       (53,054)
       Increase in accrued expenses               338,287       104,086
       Increase in other liabilities                  850        77,095
       Increase (decrease) in deferred revenue
         and security deposits                    236,573       (14,749)
                                             ------------   -----------
          Net cash provided by (used in)
            operating activities                7,043,448    (2,161,029)
                                             ------------   -----------
Cash flows from investing activities:
  Purchase of building improvements              (631,034)     (507,938)
  Purchase of furniture and equipment            (545,869)     (419,914)
  Payment of leasing costs                       (261,759)     (199,984)
                                             ------------   -----------
          Net cash used in investing
            activities                         (1,438,662)   (1,127,836)
                                             ------------   -----------





                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                   (Unaudited)


                                              For the nine months ended
                                                     September 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Cash flows from financing activities:
  Net (payment of) proceeds from debt          (5,690,134)     3,015,228
  Net proceeds from advances from
     affiliates                                   113,025        700,563
                                             ------------   ------------
          Net cash (used in) provided by
            financing activities               (5,577,109)     3,715,791
                                             ------------   ------------

Net increase in cash and cash equivalents          27,677        426,926

Cash and cash equivalents, beginning of
  period                                        1,649,561        794,133
                                             ------------   ------------

Cash and cash equivalents, end of period     $  1,677,238   $  1,221,059
                                             ------------   ------------

Supplemental disclosure of cash flow
  information:
  Cash paid during the year for interest     $  4,931,800   $  7,929,502
                                             ============   ============























                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Income Properties-C Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of September 30, 1995 and December 31, 1994 and the results of its consolidated operations for the three and nine months ended September 30, 1995 and 1994 and its consolidated cash flows for the nine months ended September 30, 1995 and 1994.

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

     On November 16, 1994, the First and Second Mortgage Notes of Bethesda Metro Center Limited Partnership (BMCLP) were amended and restated as part of a troubled debt restructuring, and are recorded on the accompanying consolidated financial statements in conformity with FAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings", as discussed in Note 3. This statement, as amended, requires that differences between the carrying amount and the total future obligation of certain types of restructured debt be deferred and amortized as an extraordinary gain or loss over the remaining term of the restructured debt based on a constant effective yield.

     The results for the nine months in the period ended September 30, 1995 are not necessarily indicative of the results expected for the entire year.

2.   THE PARTNERSHIP

     The Partnership, a District of Columbia Limited Partnership, was organized on December 15, 1984. The purpose of the Partnership is to invest in real estate by acquiring and holding a limited partnership interest in BMCLP. BMCLP owns and operates a 381-room hotel known as the Hyatt Regency Bethesda Hotel (the Hotel); an office building containing approximately 336,000 square feet of net rentable office space and 18,000 square feet of net rentable retail space, known as Bethesda Metro Office Building (the Office Building); and a parking facility for approximately 1,300 cars serving the entire development, located in Bethesda, Maryland.

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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



2.   THE PARTNERSHIP - Continued

Since CRCC is a wholly owned affiliate of CRI, the accompanying financial statements as of September 30, 1995 have been consolidated with BMCLP.

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

     Therefore, of the total partners' deficit of $96,996,336 as of September 30, 1995, $96,822,011 is not attributable to the partners of the Partnership, rather, it is attributable to the Special Limited Partners of BMCLP. The $96,822,011 is comprised of cumulative BMCLP losses in excess of the Partnership's investment in BMCLP at June 15, 1992 of $77,472,839, and additional BMCLP losses subsequent to June 15, 1992 of $19,349,172.

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership invested $42,500,100 in cash in BMCLP through September 30, 1995, to acquire a 92.5% limited partnership interest. BMCLP losses before June 15, 1992, were not recorded in the accompanying financial statements of the Partnership since cumulative BMCLP losses exceeded the Partnership's investment in 1992. Prior to June 15, 1992, the Partnership's investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, subsequent to June 15, 1992, the Partnership's investment in BMCLP has been consolidated in the accompanying financial statements (see Note 2).

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of the Partnership on an unconsolidated basis is as follows:


                                 BALANCE SHEETS
                                 --------------
                                     Assets

                                             As of         As of
                                         September 30,  December 31,
                                             1995          1994
                                         -------------  ------------
                                          (Unaudited)
Total assets                             $         115  $        113
                                         =============  ============

                        Liabilities and Partners' Deficit

                                             As of         As of
                                         September 30,  December 31,
                                             1995          1994
                                         -------------  ------------
                                          (Unaudited)
Accounts payable                         $     174,440  $    145,793
Partners' deficit                             (174,325)     (145,680)
                                         -------------  ------------
Total liabilities and partners'
  deficit                                $         115  $        113
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                         For the three months ended
                                                September 30,
                                         ---------------------------
                                             1995           1994
                                         ------------   ------------
Professional fees                        $     12,250   $      1,678
Other expenses                                  1,737          1,034
                                         ------------   ------------
Net loss                                 $     13,987   $      2,712
                                         ============   ============

                                          For the nine months ended
                                                 September 30,
                                         ---------------------------
                                             1995           1994
                                         ------------   ------------
Professional fees                        $     20,662   $     14,100
Other expenses                                  7,983          7,904
                                         ------------   ------------
Net loss                                 $     28,645   $     22,004
                                         ============   ============

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

    Condensed financial information of BMCLP on an unconsolidated basis is as follows:

                                 BALANCE SHEETS
                                 --------------
                                     Assets

                                             As of         As of
                                         September 30,  December 31,
                                             1995          1994
                                         -------------  -------------
                                          (Unaudited)
Investment in real estate, at cost,
  net                                    $  86,700,648  $  89,123,745
Current assets                               5,561,039      5,445,355
Other assets                                 2,957,997      3,662,803
                                         -------------  -------------
Total assets                             $  95,219,684  $  98,231,903
                                         =============  =============

                        Liabilities and Partners' Deficit

Current liabilities                      $  10,024,706  $  9,325,799
Other liabilities                          182,016,989   198,117,090
Partners' deficit                          (96,822,011) (109,210,986)
                                         -------------  ------------
Total liabilities and partners'
  deficit                                $  95,219,684  $ 98,231,903
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                         For the three months ended
                                                September 30,
                                         ---------------------------
                                             1995           1994
                                         ------------   ------------
Revenues                                 $  5,973,610   $  5,583,015
Expenses                                   (5,841,445)    (8,772,108)
                                         ------------   ------------
Income (loss) before extraordinary
  item                                        132,165     (3,189,093)
Extraordinary item-gain on debt
  forgiveness                               3,496,050             --
                                         ------------   ------------
    Net income (loss)                    $  3,628,215   $ (3,189,093)
                                         ============   ============

                                          For the nine months ended
                                                 September 30,
                                         ---------------------------
                                             1995           1994
                                         ------------   ------------
Revenues                                 $ 19,503,318   $ 18,524,975
Expenses                                  (17,841,565)   (26,941,381)
                                         ------------   ------------
Income (loss) before extraordinary
  item                                      1,661,753     (8,416,406)
Extraordinary item-gain on debt
  forgiveness                              10,727,222             --
                                         ------------   ------------
    Net income (loss)                    $ 12,388,975   $ (8,416,406)
                                         ============   ============

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

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the monthly GECC Composite Commercial Rate, which at September 30, 1995 was 5.93%. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

Furthermore, if a major lease (as defined in the Restated First Mortgage Note agreement) in the Office Building expires, is not renewed, or is cancelled, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC quarterly. These payments must continue until minimum financial conditions in the Restated First Mortgage Note are met. All unpaid principal is due at the maturity date which is November 30, 2001. Additional advances may be made by GECC to the extent of previously paid principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and capital improvements. For the nine months ended September 30, 1995, GECC advanced $216,666 to BMCLP for tenant improvements.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995 through December 1, 1998. As of September 30, 1995, $208,125 had been deposited into the interest reserve account and is reflected in restricted cash and cash equivalents on the accompanying consolidated balance sheet.

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

     In general, the Economic Value is defined by the Restated Second Mortgage

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

Note as the value of the Development as determined by the average of three independent appraisals.

     In 1995, $150,000 was paid to BMC as 75% of remaining net cash flow for 1994 and is included in net cash flow participation expense on the accompanying consolidated statements of operations.

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above, may be re-advanced to BMCLP for payment of: debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5,000,000 in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of September 30, 1995, no additional advances have been made.

     In connection with the restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated First and Second Mortgage Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP;
(ii) refinancing of the Restated First and Second Mortgage Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or
(iii) one day later than the later of any Maturity Date under the Restated First and Second Mortgage Notes. As of September 30, 1995, accrued interest of $2,766,131 has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow was available for repayment of this note during the nine months ended September 30, 1995.

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

     Based on the Restated First Mortgage Note's interest rate of approximately 10.18% and 9.98% in effect on September 30, 1995 and December 31, 1994, respectively, and monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

principal and interest at September 30, 1995 and December 31, 1994 was $73,863,868 and $74,620,628, respectively. Although these obligations were lower than the carrying amount of $161,108,766 and $176,521,019 at September 30, 1995 and December 31, 1994, respectively, FAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note's interest rate is variable, which makes the amount of future debt service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $87,244,898 and $101,900,391 difference between the carrying amount and total future obligation of the debt at September 30, 1995 and December 31, 1994, respectively, was deferred and is being amortized as an extraordinary gain in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes of the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the First Mortgage Note and deferred gain on debt forgiveness. For the nine months ended September 30, 1995, $3,733,376 was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from an increase in the future obligation due to changes in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as extraordinary gain over the remaining term of the Restated First Mortgage Note. For the three and nine months ended September 30, 1995, amortization of this deferred debt forgiveness amounted to $3,561,015 and $10,922,117, respectively. The amortization of deferred gain is included in the extraordinary items of $3,496,050 and $10,727,222, respectively, in the accompanying consolidated statements of operations which is shown net of the interest expense on the Restated Second Mortgage Note of $64,965 and $194,895, respectively, discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994 of $19,380,974. In accordance with FAS 15, this difference of $1,819,026 represents an additional interest obligation, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note, using the effective interest method, over the term of the Restated Second Mortgage Note. Accrual of this additional interest for the three and nine months ended September 30, 1995 amounted to $64,965 and $194,895 and was added to the principal balance of the Restated Second Mortgage Note.

4.   RELATED-PARTY TRANSACTIONS

     A summary of indebtedness to affiliates of $2,494,980 and $2,381,955 as of September 30, 1995 and December 31, 1994, respectively, is presented below:

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   RELATED-PARTY TRANSACTIONS - Continued

                      Balance at                         Balance at
Related-Party     December 31, 1994     Additions    September 30, 1995
-------------     -----------------     ---------    ------------------
CRI                  $   235,879        $  47,130        $   283,009
CHG                    1,040,285           65,895          1,106,180
Realty                   972,233               --            972,233
Hyatt                    133,558               --            133,558
                     -----------        ---------        -----------
                     $ 2,381,955        $ 113,025        $ 2,494,980
                     ===========        =========        ===========

     The advances from CRI and CHG accrue interest at the prime rate plus one percent in accordance with the partnership agreement. The additional amount due to CRI of $47,130 is comprised of $16,547 in accrued interest on previous advances, plus an additional $30,583 to fund operating deficits of the Partnership. The additional $65,895 due to CHG represents accrued interest on previous advances. The advances from Realty and Hyatt are non-interest bearing.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes. CRCC received a payment of $50,000 on January 31, 1995 from remaining net cash flow relating to 1994.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis equal to 9.08% of net cash flow after payment of certain priorities set forth in the Partnership Agreement. No incentive management fee has been incurred or paid for the nine months ended September 30, 1995 and 1994.

     During 1995 and 1994 BMCLP entered into transactions with the Keystone Group, an affiliate of a Special Limited Partner, to provide for the construction of tenant improvements in the Office Building. For the three and nine months ended September 30, 1995, $160,808 and $273,719, respectively, was paid to the Keystone Group. For the three and nine months ended September 30, 1994, $2,832 and $274,469, respectively, was paid to the Keystone Group.

     In the nine months ended September 30, 1994, BMCLP was advanced a total of $175,416 from CRI and an affiliated entity for payment of the Excess Payments
due under the former financing.   This amount is classified as due to affiliates
in the accompanying financial statements.

5.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS OF CASH FLOW

     In accordance with the Partnership Agreement, 1% of the Allowable Net Loss has been allocated to the general partners, and 99% of the Allowable Net Loss has been allocated to the limited partners. Allocations of cash flow distributions are specified in the Partnership Agreement.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



5.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS OF CASH FLOW - Continued

6.   COMMITMENTS AND CONTINGENCIES

Management Agreements
---------------------

     BMCLP entered into a management agreement with Hyatt Corporation (Hyatt) in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015 (unless earlier terminated in accordance with its terms, as modified). Based on the management agreement (as modified), Hyatt is to be paid a management fee consisting of a base management fee of 3% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. Management fees paid to Hyatt for the three and nine months ended September 30, 1995, were approximately $117,000 and $382,000, respectively, and for the three and nine months ended September 30, 1994 were approximately $104,000 and $352,000, respectively. No incentive fee was earned for the three and nine months ended September 30, 1995 and 1994.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits within the accompanying consolidated balance sheets. The reserve balances included in escrows and deposits at September 30, 1995 and December 31, 1994, were approximately $100,000 and $256,000, respectively.

     BMCLP entered into a management agreement with Realty Management Company (Realty), an affiliate of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty was to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. In connection with the debt restructuring which occurred November 16, 1994, BMC paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time, BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default. The agreement provides for a management fee in the amount of 4% of total revenues. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the three and nine months ended September 30, 1995, were approximately $100,000 and $299,000, respectively, and approximately $84,000 and $269,000 for the three and nine months ended September 30, 1994, respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                                    Liquidity
                                    ---------

     The Registrant does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1995, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of Bethesda Metro Center Limited Partnership (BMCLP), it is unlikely that the Registrant will receive any cash distribution from its investment in BMCLP in 1995 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP's mortgage notes. However, the Managing General Partner of the Registrant has represented a willingness to fund projected cash flow requirements of the Registrant for the year ending December 31, 1995.

     At September 30, 1995 and December 31, 1994, the Registrant had $115 and $113, respectively, in available cash.

     During the first nine months of 1995, the Registrant recorded a slight increase in available cash and a $28,647 increase in accounts payable. The increase in accounts payable includes an increase of $30,583 in loan payable to its Managing General Partner for administrative expenses and a decrease of $1,936 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Registrant owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $1,677,123 and $1,649,448 at September 30, 1995 and December 31, 1994, respectively. BMCLP had restricted cash and cash equivalents of $1,212,477 and $1,450,904 at September 30, 1995 and December 31, 1994, respectively. During the first nine months of 1995, unrestricted cash and cash equivalents increased only $27,675 despite net income of $12,388,975. This was due largely as the result of the non-cash gain on debt forgiveness of $10,727,222, as well as the net debt payments of $5,690,134, which were offset by depreciation and amortization totalling $3,877,698 and an increase in accrued expenses of $338,287.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits up to an aggregate principal amount of $15,600,000. R&K and the Registrant have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation of $15,600,000 was to be increased by (i) the excess interest paid each month on the original First Mortgage Note as a result of the first loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. As of September 30, 1995, R&K have provided $2,213,188 including accrued interest to BMCLP under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. R&K have represented that individually their current net worth is

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


insignificant and illiquid and that they do not have adequate resources to cover the operating deficits.

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

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the $1,038,654 that was placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses of the Development including payments under the Restated First and Second Mortgage Notes. On April 3, 1995, BMCLP withdrew $400,000 from the escrow account to help pay the interest due on the Restated Second Mortgage Note. BMCLP deposited $100,000 into the escrow account on April 18, 1995.

     BMC may advance additional amounts up to $5,000,000 to BMCLP in accordance with the Restated Second Mortgage Note. Also, BMC may re-advance funds received from BMCLP as additional interest payments (75% net cash flow) if BMCLP pays its 25% share of net cash flow held in reserves. No advances were made by BMC to BMCLP in the first three quarters of 1995.

                              Results of Operations
                              ---------------------

Registrant
----------

     The Registrant recorded a net loss for the third quarter of 1995 of $13,987 as compared with a net loss of $2,712 for the corresponding period in 1994. Operating expenses during the third quarter of 1995 were $11,275 higher than 1994 primarily due to an increase in accounting and auditing fees, as well as an increase in general and administrative expenses.

     The Registrant recorded a net loss for the first nine months of 1995 of $28,645 as compared with a net loss of $22,004 for the corresponding period in 1994. Operating expenses during the first nine months of 1995 were $6,641 higher than 1994 primarily due to an increase in professional fees.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


Bethesda Metro Center Limited Partnership
-----------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO SEPTEMBER 30, 1994

     BMCLP had net income for the third quarter of 1995 of $3,628,215 as compared with a net loss of $3,189,093 for the corresponding period in 1994. This was primarily the result of a gain on debt forgiveness of $3,496,050 and a reduction of interest expense of $3,086,690 relating to the restructuring of the First and Second Mortgage Notes in November 1994.

     Room revenue increased by $213,379 or 8% from the third quarter of 1994. The Hotel experienced an increase in occupancy from 71% to 75%, and an increase in average room rate of $2 compared to the third quarter of 1994 primarily due to the completion of major renovations to the hotel in 1994. Food and beverage revenues increased by $155,912 or 19% from the same period last year as a result of increased banquet patronage. The increases in room and food and beverage revenues resulted in third quarter gross operating profits which exceeded the same period last year by approximately $260,000, or 25%.

     Office building revenue decreased $27,180 or 1% during the third quarter of 1995 compared with the third quarter of 1994. The occupancy of the office building decreased from 95% to 94%, while the rental rate of the Office Building remained constant in the third quarter of 1995 as compared to the third quarter of 1994. The retail and marketplace occupancy increased from 54% to 77% primarily due to the reclassification of 11,375 square feet of retail space to office space. The retail and marketplace average rental rate remained constant.

     Operating expenses for the Office Building for the third quarter of 1995 increased by $65,901, or 10% primarily due to routine maintenance performed in September 1995 that was completed over two quarters in 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO SEPTEMBER 30, 1994

     BMCLP had net income for the first nine months of 1995 of $12,388,975 as compared with a net loss of $8,416,406 for the corresponding period in 1994. This was primarily the result of a gain on debt forgiveness of $10,727,222 and a reduction of interest expense of $9,269,554 relating to the restructuring of the First and Second Mortgage Notes in November 1994.

     Room revenue increased by $593,653, or 7% from the first nine months of 1994. The Hotel experienced an increase in occupancy of from 76% to 79% and an increase in average room rate of $3 compared to the first nine months of 1994 due to the completion of hotel renovations in 1994, as discussed above. Food and beverage revenues increased by $298,288, or 10% from the same period last year as result of increased banquet patronage. The increases in room and food and beverage revenues resulted in year to date gross operating profits which exceeded last year by approximately $683,000, or 17%.

     Office building revenue did not change significantly during the first nine months of 1995 compared with the first nine months of 1994. The occupancy of the Office Building increased from 95% to 96% while the rental rate decreased from $24 in the first nine months of 1994 to $23 in the first nine months of 1995. The retail and marketplace occupancy increased from 54% to 76% primarily due to the reclassification of 11,375 square feet of retail space to office

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


space.  The retail and marketplace average rental rate remained constant at $35.

     Operating expenses for the Office Building for the first nine months of 1995 increased by $12,518, or 1% from the first nine months of 1994.

     The following tables outline pertinent unaudited data regarding the operations of the Hotel and Office Building:

                                 OFFICE BUILDING
                                 ---------------
                                   (Unaudited)

                                             For the three months ended
                                                    September 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Leasing:
-------
Average Space Occupied:
  Office                                               94%            95%
  Retail and Marketplace                               77%            54%

Average Rental Rate:
  Office                                              $24            $24
  Retail and Marketplace                              $35            $35

Operations:
----------
Total Income                                 $  2,071,864   $  2,099,044
Operating Expenses                               (735,087)      (669,186)
                                             ------------   ------------
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                $  1,336,777   $  1,429,858
                                             ============   ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                              For the nine months ended
                                                     September 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Leasing:
-------
Average Space Occupied:
  Office                                               96%            95%
  Retail and Marketplace                               76%            54%

Average Rental Rate:
  Office                                              $23            $24
  Retail and Marketplace                              $35            $35

Operations:
----------
Total Income                                 $  6,741,173   $  6,741,406
Operating Expenses                             (1,970,336)    (1,957,818)
                                             ------------   ------------
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                $  4,770,837   $  4,783,588
                                             ============   ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                      HOTEL
                                 ---------------
                                   (Unaudited)

                                             For the three months ended
                                                    September 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Operations:
----------
Actual Average Occupancy                               75%            71%
Actual Average Room Rate                             $104           $102
Rooms Revenue                                $  2,745,003   $  2,531,624
Food & Beverage Revenues                     $    978,400   $    822,488
Room Profits                                 $  2,160,411   $  1,991,507
Food & Beverage Profits                      $    201,580   $    102,197
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                $  1,309,471   $  1,049,638

                                              For the nine months ended
                                                     September 30,
                                             --------------------------
                                                 1995           1994
                                             ------------   ------------
Operations:
----------
Actual Average Occupancy                               79%            76%
Actual Average Room Rate                             $107           $104
Rooms Revenue                                $  8,810,398   $  8,216,745
Food & Beverage Revenues                     $  3,414,830   $  3,116,542
Room Profits                                 $  6,990,169   $  6,488,419
Food & Beverage Profits                      $    869,987   $    705,737
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                $  4,754,126   $  4,070,770

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


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


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1995.

     All other items are not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                   CAPITAL INCOME PROPERTIES-C
                                     LIMITED PARTNERSHIP
                                     (Registrant)


                                   By:  CRI, Inc.,
                                        Managing General Partner


November 13, 1995                  By:   /s/ H. William Willoughby
--------------------                    ---------------------------------
Date                                    H. William Willoughby
                                        President



                                   By:   /s/ Richard J. Palmer
                                        ---------------------------------
                                        Richard J. Palmer
                                        Senior Vice President, Finance
                                        Principal Financial and
                                        Principal Accounting Officer