Form 10-K
period 1995-12-31
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1996-03-29
CIK 780348

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              -----------------
Commission file number             0-14513
                              -----------------

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          District of Columbia                          52-1420605
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number,including area code)       (301) 468-9200
                                                  ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
-------------------           --------------------------------------------
       NONE                                       NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          LIMITED PARTNERSHIP INTERESTS
--------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The partnership interests of the Registrant are not traded in any market. Therefore, the Partnership interests had neither a market selling price nor an average bid or asked price within 60 days prior to the date of this filing.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         1995 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                 Page
                                                                 ----

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .    I-1
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . .    I-2
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .    I-15
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . . . . .    I-15

                                     PART II
                                     -------

Item 5.   Market for the Registrant's Partnership's Interests
            and Related Partnership Matters . . . . . . . . .    II-1
Item 6.   Selected Financial Data-Registrant  . . . . . . . .    II-1
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . .    II-3
Item 8.   Financial Statements and Supplementary Data . . . .    II-9
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures . . . . .    II-9

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . . . . .    III-1
Item 11.  Executive Compensation  . . . . . . . . . . . . . .    III-3
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . . . . .    III-6
Item 13.  Certain Relationships and Related Transactions .  .    III-6

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and
            Report on Form 8-K  . . . . . . . . . . . . . . .    IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .    IV-5

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .    IV-32

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------
                               OWNERSHIP STRUCTURE
                               -------------------

     Capital Income Properties - C Limited Partnership (the Partnership) was formed as of December 15, 1984, under the District of Columbia Uniform Limited Partnership Act for the purpose of investing in a mixed use development located in Bethesda, Maryland, consisting of a hotel, an office building containing both office and retail space, a retail pavilion and a parking facility (the Development). The investment was accomplished through the purchase of a limited partnership interest in Bethesda Metro Center Limited Partnership (BMCLP), a Maryland limited partnership which owns, operates and maintains the Development.

     Between October 21, 1985 and December 31, 1985, 600 limited partnership interests (Units) were sold to the public through a private placement offering with an aggregate offering price of $60,000,000 (reduced to $59,639,200 for Units paid in full at a discount at inception) conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. As a result of the sale of half-units, the 600 units outstanding are held by 698 limited partners (Investors) of the Partnership. As of December 31, 1990, the Partnership had received capital contributions from Investors in an aggregate amount equal to $59,599,769. No additional capital contributions have been received since December 31, 1990.

     The Partnership made all of its payments of capital contributions totaling $42,500,100 to BMCLP in nine installments commencing in December 1985 and ending in March 1990 in return for its 92.5% limited partnership interest in BMCLP. Such capital contributions were funded with the proceeds of the Investors' capital contributions to the Partnership. Effective June 15, 1992 the Investors voted in connection with a loan modification to remove the managing general partners of BMCLP and to make an affiliate of the Managing General Partner of the Partnership the managing general partner of BMCLP. The affiliate of the Managing General Partner of the Partnership is able to exercise significant control over the operating, financing and investing activities of BMCLP. Accordingly, effective June 15, 1992, the Partnership commenced reporting of its financial statements on a consolidated basis of accounting for its investment in BMCLP. Prior to the assumption by an affiliate of the Partnership of the managing general partner duties, the Partnership recorded its investment in BMCLP under the equity method.

     BMCLP was organized on November 30, 1981 and owns and operates the Development. The Development consists of a 381-room hotel known as the Hyatt Regency Bethesda (the Hotel), an office building including The Market at Bethesda Metro, which contains approximately 336,000 square feet of net rentable office space and 18,000 square feet of net rentable retail space, known as Bethesda Metro Office Building, a parking garage and an outdoor plaza with cafes, fountains and a performing arts center that converts into an ice skating rink in the winter months (collectively, the Office Building). The Development is located on top of the subway station in downtown Bethesda, Maryland upon approximately 3.5 acres of land leased from the Washington Metropolitan Area Transit Authority (WMATA). The five floors of underground parking, with a total of approximately 1,300 parking spaces, allow direct access to the Office Building.

     The Partnership has four general partners, C.R.I., Inc. (CRI), William B. Dockser, Martin C. Schwartzberg and H. William Willoughby (the General Partners) and one affiliated initial limited partner, CRICO-Bethesda Growth Partners Limited Partnership, and the 698 Investors. The Managing General Partner of the Partnership is CRI. The Partnership is a limited partnership owning a 92.5% limited partnership interest in BMCLP. The other limited partners of BMCLP are

                                     PART I
                                     ------


ITEM 1.   BUSINESS - Continued
          --------

Alan I. Kay, Allen E. Rozansky (Special Limited Partners) and R & K Bethesda Metro Limited Partnership. C.R.C.C. of Bethesda, Inc. (CRCC), an affiliate of CRI, acts as BMCLP's managing general partner.

     The Hotel is managed by the Hyatt Corporation and the Office Building is managed by Realty Management Company, an affiliate of one of the Special Limited Partners.

ITEM 2.   PROPERTIES
          ----------

                                    THE HOTEL
                                    ---------

     The Hotel is a 12-story, 381 room luxury hotel which includes 13 suites, 181 king bedded rooms, 11 queen bedded rooms and 176 double bedded rooms with a 120-foot high central atrium lobby. The Hotel is managed by the Hyatt Corporation.

     The Hotel has a 104-seat restaurant and a lobby bar, and contains two levels of convention, meeting and banquet facilities. The 7,300 square foot Crystal Ballroom can accommodate over 480 people school-room style and seat approximately 700 people for banquets. There are thirteen additional conference rooms capable of accommodating from 30-150 people for banquets and from 40-200 people for receptions. In addition, there are two executive conference rooms.

                               THE OFFICE BUILDING
                               -------------------

     The Office Building is a 17-story deluxe office building featuring a lobby atrium garden and a 130-foot hanging sculpture, with The Market at Bethesda Metro, a glass enclosed retail pavilion of European design containing three levels of shopping, restaurants, convenience stores, services and offices, connected to it at the plaza level. An outdoor plaza offers year-round activities. In the winter months, an outdoor ice arena is centrally located in the plaza. During the warmer months, the ice arena converts into an outdoor eating plaza and performing arts center, where outdoor cafes, vendors, sculptures, fountains and various activities are located. The Office Building is managed by Realty Management Company, an affiliate of one of the Special Limited Partners.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

     As of December 31, 1995, the Office Building contains approximately 336,000 square feet of net rentable office space and approximately 18,000 square feet of net rentable retail and marketplace space, accessible to Metrobus and Metrorail.

                                   LAND LEASE
                                   ----------

     BMCLP entered into a non-recourse Land Lease with WMATA, dated December 1, 1981, pursuant to which BMCLP leases the land on which the Development is built for a term of 50 years, renewable at the option of BMCLP for an additional term of 49 years.

     As of December 1, 1985 and continuing throughout the remainder of the initial lease term, BMCLP is required to pay WMATA a minimum annual rental of $1,600,000 in equal quarterly installments in advance. Further, BMCLP is obligated to pay WMATA additional rent in an amount equal to 7.5% of all Gross Income (which is defined in the Land Lease as gross receipts) in excess of $31,000,000, commencing in calendar year 1986 and payable within 90 days of the end of the calendar year to which each payment relates. In 1995, total land lease rental payments of $1,600,000 were made with no additional rent due for the calendar year 1995.

     WMATA may terminate the Land Lease at least thirty (30) days after giving BMCLP notice if (1) BMCLP fails to make a payment of minimum or additional rent for 30 days after notice of such failure from WMATA or (2) BMCLP fails to perform any other covenants contained in the Land Lease for 60 days after notice of such failure from WMATA.

                          MANAGEMENT OF THE DEVELOPMENT
                          -----------------------------

Hotel Management
----------------

     Hyatt Corporation (Hyatt) manages the Hotel under the name of Hyatt Regency Bethesda, in accordance with the terms and conditions of the Hotel Management Agreement dated March 1, 1982. The Hotel Management Agreement will expire on December 31, 2015, unless earlier terminated in accordance with its terms. Hyatt is given substantial control and discretion in the operation of the Hotel, including the right on behalf of BMCLP to negotiate all agreements necessary to the operation of the Hotel and the right to determine the charges for rooms, entertainment, food and beverages, labor policies, and all phases of promotion and publicity relating to the Hotel.

     Pursuant to the Hotel Management Agreement, Hyatt also provides "chain services" to the Hotel consisting of: (i) conventions, business and sales promotion services, (ii) advertising, publicity and public relations services,
(iii) food and beverage, personnel and other departmental supervision and control services, and (iv) centralized reservations services, for which BMCLP is to pay its allocable share of the Hyatt expense.

     Hyatt will be relieved from its obligation to operate the Hotel as a first-class hotel and may, in addition, terminate the Hotel Management Agreement if: (i) prevented from performing its obligations by events beyond Hyatt's control, (ii) in the event a breach by BMCLP of any provision of the Hotel Management Agreement, or (iii) there is a limitation upon Hyatt's ability to

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

expend funds for the Hotel, such as would result from BMCLP's failure to provide adequate working capital or replacement reserves, as required under the Hotel Management Agreement.

     BMCLP can terminate the Hotel Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1991 (referred to as the Sixth Full Year), the Hotel does not produce enough income to permit Hyatt to remit to BMCLP the sum of $6,250,000 for each such fiscal year (referred to as the Owner's Remittance). Notwithstanding the above, BMCLP has agreed that Hyatt may not be removed for so long as the basic fee is reduced from 4% to 3% as described below. BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Hotel Management Agreement.

     The Hotel Management Agreement places the following financial obligations upon BMCLP:

     a. BMCLP must set aside 3% of gross receipts (as defined in the Hotel Management Agreement as all revenues and income of any kind from the Hotel) as a reserve for the replacement of the Hotel's furnishings and equipment.

     b. BMCLP must assure that there is sufficient working capital on hand to make timely payment of all current obligations of the Hotel (including the annual management fee) and to assure the uninterrupted and efficient operation of the Hotel as a first class hotel development.

     c. BMCLP must reimburse Hyatt for the Hotel's pro rata share of Hyatt's reservation expenses incurred in providing the chain services.

     d. BMCLP must pay Hyatt an annual management fee of (i) a basic fee, equal to 4%, as set forth below, of the gross receipts of the Hotel; and (ii) a contingent incentive fee equal to the amount by which 20% of the profit, before management fees, for such fiscal year exceeds the basic fee payable for such fiscal year.

     Pursuant to an amendment to its management agreement in connection with the 1992 loan modification with BMCLP's prior lender, which remains in effect as to Hyatt under the newly amended and restated first and second mortgage loans, Hyatt agreed to reduce its basic management fee from 4% to 3% from December 31, 1991 to December 31, 1995. In return for this reduction, BMCLP agreed to modify the Owner's Remittance of the Hotel Management Agreement, as discussed above, by extending the Sixth Full Year by one additional year for each year that Hyatt reduced its basic fee. In addition, the calculation of the contingent incentive fee includes the basic fee at the original 4%. Management fees paid to Hyatt for the years ended December 31, 1995, 1994 and 1993 were approximately $520,000, $482,000 and $422,000, respectively. The incentive fee earned for the year ended December 31, 1995 and 1994 was approximately $232,000 and $134,000, respectively. No incentive fee was earned in 1993.

     As of December 31, 1995 these financial obligations were met by BMCLP.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

Office Building Management
--------------------------

      The Office Building is managed by Realty Management Company (Realty), an affiliate of one of the Special Limited Partners. BMCLP entered into an agreement with Realty dated January 31, 1985, in which Realty was to manage the Office Building for a term of twenty years commencing from the date the Office Building opened. Under this agreement, Realty received a management fee equal to 4% of all income collected from the operation of the Office Building, to be paid monthly. However, Realty agreed to allow BMCLP to defer payment of its management fees, effective January 1, 1992, through the date of restructuring of the original debt.

     In connection with the debt restructuring which occurred November 16, 1994, BMC Lender Partnership (BMC), the holder of the amended and restated second mortgage loan, paid Realty $1,000,000 to terminate its former twenty year management contract with BMCLP (which amount is not part of any financing for which BMCLP is liable). At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total revenues. Of this amount, one-half or 2% shall be paid by Realty to BMC, during the term of the amended and restated second mortgage loan, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the years ended December 31, 1995, 1994 and 1993 were approximately $391,000, $357,000 and $328,000, respectively.

     Realty was formed in 1976. It has informed the Partnership that it now has 20 employees and manages approximately 1,000,000 gross square feet of space which includes two office buildings owned by Alan I. Kay, Allen E. Rozansky or affiliates and five office buildings owned by unrelated third parties, all in the Washington, D.C. area.

     As of December 31, 1995, there was approximately 11,000 square feet of office space available for rent in the Office Building. Retail and marketplace space was 98% occupied as of December 31, 1995. See page II-8 for average occupancy percentages.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

Parking Garage Management
-------------------------

     Monument Parking Co., Inc. (Monument) entered into a garage lease with BMCLP, dated March 14, 1983, pursuant to which BMCLP leased the underground parking garage from the date that it opened. Under the garage lease, Monument pays rent to BMCLP in an amount equal to the gross receipts of the parking garage less all operating expenses thereof, including an annual management fee to Monument in the amount of $65,000, until adjusted gross receipts (defined as all cash, revenue and compensation received from garage operations, reduced by parking taxes and other operating expenses) equal $1,500,000.

     Monument retains 10% of all adjusted gross receipts in excess of $1,500,000 until the adjusted gross receipts reach $2,000,000, as an incentive fee. In addition, Monument retains 30% of all adjusted gross receipts in excess of $2,000,000, as a further incentive fee. In 1995, adjusted gross receipts equaled $1,680,088.

     The garage lease requires Monument to provide parking privileges to tenants of the Office Building, their guests and employees and the guests and employees of the Hotel on a priority basis.

                                 BMCLP FINANCING
                                 ---------------

Original Mortgage Debt
----------------------

     On December 23, 1985, BMCLP entered into a ten-year, nonrecourse mortgage note (the First Mortgage Note) with Great Western Bank (Great Western) in the amount of $120,000,000. The First Mortgage Note provided for a variable interest rate, adjustable monthly, of 2.75% in excess of the Federal Home Loan Bank Board Eleventh District weighted-average cost of funds.

     On July 1, 1987, BMCLP entered into a five-year nonrecourse mortgage note (the Second Mortgage Note) with Great Western for $10,000,000 together with a modification of the First Mortgage Note. Principal and accrued interest were due at maturity. The proceeds of this loan were used to fund operating deficit requirements. The Second Mortgage Note also provided for a variable interest rate, adjustable monthly, of 4% in excess of the Federal Home Loan Bank Board Eleventh District weighted-average cost of funds.

     Effective March 1, 1988, BMCLP entered into a second loan modification, which superseded the first loan modification. Under the second loan modification, principal and interest payments were modified during the period April 1, 1988 to January 1, 1992.

     On October 12, 1990, BMCLP was notified by Great Western that an event of default had occurred related to the nonpayment of its debt- service obligation under the First and Second Mortgage Notes (collectively, the Notes). BMCLP failed to remedy the default within the time period allowed and, consequently, was in default as defined in the Notes. Pursuant to the default, Great Western exercised its right to collect rents under leases of the Office Building. In 1992, BMCLP reached an agreement with Great Western to modify the terms of the Notes as discussed below.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

Modifications to Original Mortgage Debt
---------------------------------------

     Effective June 15, 1992, Great Western and BMCLP entered into a modification which superseded all previous modifications and was in effect until the restructuring on November 16, 1994, as discussed below. The following is a summary of the principal terms of this modification:

     a. The maturity date of the Notes was extended to January 1, 1996, the original maturity date of the First Mortgage Note.

     b. Interest was accrued at the stated rate, adjusted as set forth in the original Notes, and interest payments in an amount equal to all of BMCLP's net cash flow, as defined, were due and payable monthly. All accrued but unpaid interest was added to principal and was to be due in full at maturity. No regular principal payments were required.

     c. The following payments (the Excess Payments) were scheduled to be due to Great Western on the last day of the months indicated. All amounts due through the debt restructuring on November 16, 1994 were paid.

                                                           QUARTERLY
               PERIOD                                     PAYMENT DUE
               ------                                     -----------
               March 31, 1992                               $100,000
               June, September, December, 1992              $200,000
               March, June, September, December, 1993       $218,750
               March, June, September, December, 1994       $265,625
               March, June, September, December, 1995       $312,500


          The Excess Payments were applied: first, against expenses incurred by Great Western in connection with the restructuring of the Notes; second, to pay late charges owing on the Second Mortgage Note; third, to reduce accrued interest on the First Mortgage Note and then the Second Mortgage Note; and finally, to reduce principal on the First Mortgage Note and then the Second Mortgage Note. BMCLP paid all net cash flow to Great Western, and, therefore, did not itself have cash to make the Excess Payments. These Excess Payments were partially funded to Great Western from management fees waived by Hyatt and those deferred by Realty and Capitol Hotel Group, an affiliate of the General Partners which managed another hotel owned by a partnership of which Alan I. Kay and Allen E. Rozansky were limited partners. During 1994, BMCLP was advanced a total of $107,103, including accrued interest, from CRI for the payments of the Excess Payments due. Under the restructured debt, which occurred November 16, 1994, as discussed below, no further Excess Payments were required.

          The funding of the Excess Payments was guaranteed by Alan I. Kay and Allen E. Rozansky. However, these guarantees were unsecured and were in addition to other obligations Alan I. Kay and Allen E. Rozansky may have to BMCLP or its partners for funding of operating deficits. As of December 31, 1995 and 1994, Alan I. Kay and Allen E. Rozansky have

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

          loaned $2,243,984 and $2,120,800, respectively, including accrued interest, as advances for such deficits. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Alan I. Kay and Allen E. Rozansky have each represented that their current net worth is insignificant and illiquid and they do not have resources to meet the operating deficit obligations.

     d. BMCLP agreed to allow Great Western to take title to the Development without contest in the event of any default under the terms of the Notes, as modified, provided the fair market value of the Development was less than the then outstanding indebtedness payable. Therefore, BMCLP deposited in escrow, in recordable form, documents to immediately convey title to Great Western (the Documents) in the event of a default under any of the terms of the Notes, as modified. Great Western had the right to record the Documents and immediately take title to the Development if, on the maturity date, the fair market value of the Development was less than the then outstanding indebtedness payable and BMCLP had been otherwise unable to pay off the Notes. As discussed below, however, BMCLP restructured the Notes prior to the maturity date. As a condition to the 1994 debt restructuring, the new holder of the amended and restated Second Mortgage Note required that BMCLP deposit a deed in lieu of foreclosure in escrow to be recordable in the event of a default under that note.

     e.   CRI and certain of its affiliates agreed not to:  (1) cause CRCC to
          (a) file for bankruptcy, (b) make any general assignments for the benefit of creditors, or (c) seek appointment of a receiver or trustee; (2) admit in writing CRCC's inability to pay its debts as they mature; and (3) take any action which could impede delivery of the Documents ((1) through (3) collectively, the No Bankruptcy Agreement). The No Bankruptcy Agreement was secured by the loan guarantee by CRI in the amount of $5,000,0001. Similarly, Alan I. Kay entered into a separate No Bankruptcy Agreement with respect to BMCLP. [In connection with the 1994 debt restructuring, the various No Bankruptcy Agreements were released, although similar unsecured no bankruptcy agreements were made by CRCC and the Partnership. Should an entity other than CRCC become a general partner of BMCLP (and potentially be able to put BMCLP in bankruptcy), the amended and restated Second Mortgage Note would be deemed to be in default.]



               1 Great Western was also the first mortgage lender for a similar mixed-use property owned by another partnership in which a CRI sponsored partnership invested and in which Alan I. Kay and Allen E. Rozansky were partners. A loan modification agreement was entered into with Great Western on terms similar to those described herein with respect to the property, including a No Bankruptcy Agreement. The guarantees securing the No Bankruptcy Agreement described above were aggregate guarantees for both the BMCLP loans and the other loan. On July 18, 1994, Great Western took title to the other property.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

     f. The Partnership agreed not to enforce any rights and remedies it may have against Alan I. Kay and Allen E. Rozansky or Rozansky and Kay Construction Company (including any rights with regard to operating deficit funding obligations) until the earlier of (a) the date on which the Notes are fully repaid or (b) the day immediately following the last day on which any person may commence a proceeding seeking to avoid or set aside the transfer of the Development to Great Western as a fraudulent conveyance or preferential transfer pursuant to any applicable State or Federal law. Alan I. Kay, Allen E. Rozansky and Rozansky & Kay Construction Company agreed to waive any statute of limitations until such time.

     g. The terms of the Limited Partnership Agreement (LPA) governing the operations of BMCLP were amended. Alan I. Kay and Allen E. Rozansky converted their aggregate 4.5% general partnership interests in BMCLP to special limited partnership interests totalling 3.51%. CRCC increased its general partnership interest in BMCLP by receiving the 0.99% partnership interest which Alan I. Kay and Allen E. Rozansky gave up. As a result, CRCC became the sole managing general partner with a 1.00% partnership interest; however, CRCC did not assume any operating deficit or other obligations of Alan I. Kay and Allen E. Rozansky that arose under the terms of BMCLP's LPA or other agreements executed in connection therewith.

     h. Great Western agreed to provide funds to pay for capital improvements, tenant improvements, leasing commissions, real estate taxes and ground rent to WMATA. Any such payments made by Great Western were added to First Mortgage Note principal.

Restructuring of Original Mortgage Debt
---------------------------------------

     On November 16, 1994, Great Western sold the Notes to BMC Lender Partnership (BMC), an unaffiliated entity. BMC sold the First Mortgage Note to General Electric Capital Corporation (GECC) which amended and restated the First Mortgage Note (the Restated First Mortgage Note) to a principal amount of $48,000,000. BMC amended and restated the Second Mortgage Note (the Restated Second Mortgage Note) (collectively, the Restated Notes) to a principal amount of $10,000,000 advanced at closing. Of the total $58 million principal amount of the Restated Notes, $55 million was paid to Great Western in consideration for the Notes, approximately $1.8 million was used to fund loan fees and related costs on behalf of BMCLP, approximately $200,000 was used to fund interest and insurance premiums at the closing date and the remaining amount of approximately $1.0 million was deposited into an escrow account restricted for working capital requirements, as discussed in Note 2 to the consolidated financial statements.

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at December 31, 1995 and 1994 was 5.81% and 5.73%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if a major tenant of the Office Building, as defined in the Restated First Mortgage Note agreement, shall not exercise their option to renew or cancels their lease, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date which is November 30,

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. For the year ended December 31, 1995, GECC advanced $216,666 to BMCLP for tenant improvements.

     Annual principal payments due on the Restated First Mortgage Note are as follows:

                         1996                     $  1,299,996
                         1997                        1,299,996
                         1998                        1,299,996
                         1999                        1,299,996
                         2000                        1,299,996
                         Thereafter                 40,417,016
                                                  ------------
                              Total               $ 46,916,996
                                                  ============

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995, as discussed in Note 2 to the consolidated financial statements.

     The Restated Second Mortgage Note stipulates that 16% interest is payable monthly from available cash flow as defined on a cumulative basis. Based on the provisions of the Restated Second Mortgage Note, BMCLP s cash flow from operations shall be disbursed in the following priority:

     a.   Debt service and reserves on the Restated First Mortgage Note

     b. Establishment of working capital reserves of $50,000 plus an amount reasonably required to pay ordinary and necessary expenses of operations.

     c. Debt service on the Restated Second Mortgage Note (to the extent of available cash flow).

     d. Principal and interest on additional advances, as discussed below, if any, made to BMCLP by BMC.

     e. 75% of the remaining net cash flow (as defined) to BMC and 25% of the remaining net cash flow to BMCLP (less up to $50,000 per year to cover management and administrative costs of the Partnership and/or CRCC), subject to the establishment of the reserves as stipulated in the agreement, as discussed below.

     Furthermore, BMC is entitled to an Economic Value Participation Interest as defined which requires BMCLP to pay the following at the sale of the property or maturity date of the Restated Notes.

     a. 75% of the amount by which the Economic Value of the Development as defined up to $100 million exceeds the unpaid principal balance and accrued interest under the Restated Notes, and

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

     b.   50% of the Economic Value in excess of $100 million.

     In general, the Economic Value is defined by the Restated Second Mortgage Note as the value of the Development as determined by the Partnership or the average of three independent appraisals if deemed necessary by BMC.

     In 1995, $150,000 was paid to BMC as 75% of remaining net cash flow for 1994 and is included in net cash flow participation in the accompanying consolidated statement of operations. Also in 1995, $50,000 was paid to CRCC as management fees and is included in management fees in the accompanying consolidated statement of operations. Additionally, $150,000 and $50,000 were accrued as of December 31, 1995 for fiscal year 1995 net cash flow participation and management fees, respectively.

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5 million in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. Subsequent to December 31, 1995, the Partnership received an additional advance of $580,000 from BMC.

     A purchase money mortgage had been placed upon the Development as of September 17, 1985 upon the redemption by BMCLP of the partnership interest in BMCLP held by Iroquois Financial Corporation (Iroquois), a Maryland corporation, which is owned 50% by Alan I. Kay and Allen E. Rozansky and 50% by an individual unaffiliated with Alan I. Kay and Allen E. Rozansky or the General Partners. This purchase money mortgage (the Third Mortgage Note) was subordinated to the Second Mortgage Note as of July, 1987. The Third Mortgage Note collateralizes the payment by BMCLP of the $3,000,000 purchase money note given by BMCLP to Iroquois in exchange for Iroquois' interest in BMCLP. The Third Mortgage Note bears simple interest at 9%. Payments of principal and interest were contingent upon available net cash flow as defined in the agreement. In connection with the debt restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of:
(i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any Maturity Date under the Restated Notes. As of December 31, 1995 and 1994, accrued interest of $2,779,500 and $2,509,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during 1995, 1994 or 1993.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

     Substantially all of BMCLP's property and equipment is pledged as collateral to the amended and Restated First and Second Mortgage Notes and to the Third Mortgage Note.

                                DEBT FORGIVENESS
                                ----------------

     BMCLP's outstanding obligation under the First Restated Note prior to the restructuring was $178,373,753. The carrying amount of the outstanding principal and accrued interest that was forgiven based on the assignment and subsequent restatement of the First Mortgage Note is presented as deferred gain on debt forgiveness in the accompanying consolidated balance sheets. This amount is being amortized as an extraordinary gain over the remaining term of the Restated First Mortgage Note based on a constant effective yield as required by Statement of Financial Accounting Standards No. 15 (SFAS 15), "Accounting by Debtors and Creditors for Troubled Debt Restructurings".

     Based on the Restated First Mortgage Note s interest rate of 10.06% and 9.98% in effect at December 31, 1995 and 1994, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $73,150,159 and $74,620,628 at December 31, 1995 and 1994, respectively.
Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $156,408,615 and $176,521,019 at December 31, 1995 and 1994,
respectively) SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $83,258,456 and $101,900,391 difference between the carrying value and total future obligation of the debt at December 31, 1995 and 1994, respectively, was deferred and is being amortized as an extraordinary gain in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the year ended December 31, 1995, $4,556,760 was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from an increase in the future obligation based on changes in the underlying index. For the year ended December 31, 1994, no portion of the deferred gain on debt forgiveness was reclassified. The adjusted deferred gain on debt forgiveness will be amortized as extraordinary gain over the remaining term of the Restated First Mortgage Note.

     For the years ending December 31, 1995 and 1994, amortization of this deferred debt forgiveness amounted to $14,085,175 and $1,852,734, respectively. The amortization of deferred gain is included in the extraordinary item of $13,825,315 and $1,820,252 at December 31, 1995 and 1994, respectively, in the

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

accompanying consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $259,860 and $32,482 as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the years ended December 31, 1995 and 1994 amounted to $259,860 and $32,482, respectively, and were added to the principal balance of the Restated Second Mortgage Note.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Investments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995 and has determined that the carrying amount of the total future obligation of the Restated First Mortgage Note, which represents the estimated total future obligation of principal and interest, approximates fair value based on the variable nature of the Restated First Mortgage Note's interest rate. Because future debt-service payments are contingent upon changes in the underlying index upon which the interest rate is calculated, the total future obligation of the Restated First Mortgage Note is expected to fluctuate with changing market rates of interest. The Partnership has determined that it is not practicable to estimate the fair value for the Restated Second Mortgage Note or the Third Mortgage Note due to: (1) the lack of an active market for these types of financial instruments, (2) the variable nature of the remaining net cash flow payments payable to BMC under the Restated Second Mortgage Note, as discussed above, (3) the variable nature of the Third Mortgage Note's interest payments as a result of its dependance on available cash flow from BMCLP, and (4) the excessive costs associated with an independent appraisal of the Restated Second Mortgage Note and the Third Mortgage Note.

                          OPERATING DEFICIT OBLIGATION
                          ----------------------------

     For operating deficits which arise, the LPA provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At December 31, 1995, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K do not concur with this amount. As of December 31,

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

1995 and 1994, R&K have provided $2,243,984 and $2,120,800, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan
I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP.
Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. These Operating Deficit Loans shall be repaid in full upon the earlier to occur of (i) fifteen (15) years from the date of such loans or (ii) liquidation, sale or refinancing of the Development (except a refinancing which does not exceed the outstanding principal balance of the original First Mortgage Note).

     The obligation of R&K to make or cause to be made Operating Deficit Loan(s) is jointly and severally guaranteed by Alan I. Kay and Allen E. Rozansky and further secured by the expense allowance payable to Alan I. Kay and Allen E. Rozansky, the Incentive Management Fee payable to Rozansky & Kay Construction Company, one-half (1/2) of the disposition fee payable to Alan I. Kay and Allen
E. Rozansky from the proceeds of any sale of the Development, and any distributions made to Alan I. Kay and Allen E. Rozansky from the net cash flow of BMCLP or from the proceeds of any sale or refinancing of BMCLP. All obligations of Rozansky and Kay Construction Company have been assumed by affiliates of Alan I. Kay and Allen E. Rozansky.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     None.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
          -------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     There is no established public trading market for the Units and it is not anticipated that a public trading market for the Units will develop. Article VII of the Partnership Agreement governs transfer or assignment by an Investor of his or her limited partnership interest in the Partnership. Transfer or assignment by an Investor of his or her limited partnership interest is restricted and may not be made without the consent of the Managing General Partner.

     Section 7.02 of the Partnership Agreement describes the procedure for transferring a limited partnership interest. Units may be sold, transferred, assigned or otherwise disposed of by an Investor only if, in the opinion of counsel for the Partnership, registration is not required under the Securities Act of 1933 and such transfer and assignment would not violate state securities or "blue sky" laws (including investment suitability standards).

     As of December 31, 1995, there were 698 holders of record of 600 limited partnership units and there have been no cash distributions to the Investors since the inception of the Partnership.

                                     PART II
                                     -------


ITEM 6.   SELECTED FINANCIAL DATA-REGISTRANT
          ----------------------------------

                                                                           For the years ended December 31,
                                                      1995            1994            1993            1992            1991
                                                  ------------    ------------    ------------    ------------    ------------
Loss on Investment in BMCLP                       $          0    $          0    $          0    $          0    $          0
Revenue                                             26,598,394      25,037,520      24,125,298      11,896,586          25,619
Operating Expenses                                 (13,473,167)    (13,095,130)    (13,054,106)     (7,378,258)       (447,480)
Depreciation and Amortization                       (5,335,679)     (5,139,013)     (5,284,838)     (3,583,798)             --
Interest expense                                      (756,102)    (12,737,570)    (14,068,974)     (8,257,890)             --
Other Expenses                                      (4,673,031)     (4,689,669)     (4,786,626)     (2,742,168)             --
Extraordinary Item - debt forgiveness               13,825,315       1,820,252              --              --              --
Loss Attributable to Minority Interest
  at Consolidation Date (2)                                 --              --              --     (77,472,839)             --
                                                  ------------    ------------    ------------    ------------    ------------
Net income (Loss)                                 $ 16,185,730    $ (8,803,610)   $(13,069,246)    (87,538,367)   $   (421,861)
                                                  ============    ============    ============    ============    ============
Net Income (Loss) Attributable to
  Minority Interest (3)                             16,217,328    $ (8,776,560)   $(12,959,305)   $(87,475,121)   $     N/A
                                                  ============    ============    ============    ============    ============
Net Loss Attributable to Partnership              $     31,598    $     27,050    $    109,941    $     63,246    $    421,861
                                                  ============    ============    ============    ============    ============
Net Loss Allocated to General Partners
  and Affiliated Initial Limited
  Partner (1%)                                    $        316    $        270    $      1,099    $        632    $      4,219
                                                  ============    ============    ============    ============    ============
Net Loss Allocated to Additional Limited
  Partners (99%)                                  $     31,282    $     26,780    $    108,842    $     62,614    $    417,642
                                                  ============    ============    ============    ============    ============
Net Loss Allocated to Additional Limited
  Partners per Unit (600 units issued and
  outstanding)                                    $      52.14    $      44.63    $     181.40    $     104.36    $     696.07
                                                  ============    ============    ============    ============    ============
Investment in BMCLP, as restated                  $     N/A       $     N/A       $    N/A        $     N/A   (1) $          0
                                                  ============    ============    ============    ============    ============

Total Property and Equipment, net                 $ 85,718,935    $ 89,123,745    $ 91,219,288    $ 95,166,224    $          0
                                                  ============    ============    ============    ============    ============

Total Assets, as restated                         $ 93,929,081    $ 98,232,016    $ 97,099,757    $102,125,162    $    150,705
                                                  ============    ============    ============    ============    ============

Total Mortgage Debt                               $ 96,979,826    $ 99,543,584    $192,961,944    $185,582,840    $          0
                                                  ============    ============    ============    ============    ============

Capital Contributions payment to BMCLP            $          0    $          0    $          0    $          0    $          0
                                                  ============    ============    ============    ============    ============

(1) The Managing General Partner of the Partnership has a 0.01% interest. Other general partner interests which total 0.99% are held by three individuals affiliated (or formerly affiliated) with CRI. 98.99% of the 99% remaining interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification agreement with BMCLP's former first mortgage lender, CRCC replaced the unrelated managing general partners of BMCLP. Since CRCC is an affiliate of CRI, the Partnership's financial

                                     PART II
                                     -------


ITEM 6.   SELECTED FINANCIAL DATA-REGISTRANT - Continued
          ----------------------------------

     statements as of December 31, 1992 and for the period June 16 through December 31, 1992 have been consolidated with BMCLP.

(2) The loss attributable to minority interest at consolidation date of $77,472,839 represents BMCLP's cumulative losses prior to June 15, 1992 which have not been recognized by the Partnership as these losses exceeded the Partnership's investment in BMCLP. Prior to June 15, 1992 the Partnership recorded its investment in BMCLP under the equity method of accounting.

(3) The cumulative net loss attributable to minority interest of $92,993,658, $109,210,986 and $100,434,426 as of December 31, 1995, 1994 and 1993,
     respectively, represents losses not attributable to the partners of the Partnership. Rather, they are attributable to the Special Limited Partners of BMCLP. (See the Consolidated Statements of Partners' Deficit in the Consolidated Financial Statements located in Part IV of this document.) Cumulative BMCLP losses in excess of the Partnership's investment in BMCLP are comprised of $77,472,839 (as discussed in #2 above) plus net cumulative additional excess BMCLP losses at December 31, 1995, 1994 and 1993 of $15,520,819, $31,738,147 and $22,961,587, respectively. The cumulative
     BMCLP losses in excess of the Partnership's investment have been reflected as loss attributable to minority interest at consolidation date, and the BMCLP losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership for the years ended December 31, 1995, 1994 and 1993.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

                                    Liquidity
                                    ---------

     The Partnership's sole investment is its limited partnership interest in BMCLP. BMCLP has experienced cash deficits in recent years as cash flow from operations has been insufficient to fund capital and debt service requirements.

     However, pursuant to the purchase and subsequent to restructuring of its First and Second Mortgage Notes by new lenders, BMCLP's management is projecting break-even cash flow from operations for the year ended December 31, 1996 after funding anticipated capital and debt-service requirements. To the extent that any cash deficits arise, management plans to utilize certain working capital reserves established in 1994 and additional borrowing capacity under its Restated Notes. However, since access to reserves and additional borrowings are contingent upon the approval of the Restated First and Second Mortgage Note lenders, there can be no assurances that management will be available to fund cash flow deficits should they arise.

     The Partnership does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1996, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of BMCLP, it is unlikely that the Partnership will receive any cash distribution from its investment in BMCLP in 1996 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP's mortgage notes. However, the Managing General Partner has represented a willingness to fund projected cash flow requirements of the Partnership for the year ending December 31, 1996.

     At December 31, 1995 and 1994, the Partnership had $116 and $113, respectively, in available cash.

     During 1995, the Partnership recorded a slight increase in available cash and a $31,601 increase in accounts payable. The increase in accounts payable includes an increase of $31,287 in loan payable to its Managing General Partner for administrative expenses and an increase of $314 in third-party payables.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995, and has determined that the carrying amount of its cash approximates fair value.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

                                Capital Resources
                                -----------------

     BMCLP, of which the Partnership owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $1,351,408 and $1,649,448 at December 31, 1995 and 1994, respectively. BMCLP had restricted cash and cash equivalents of $1,607,970 and $1,450,904 at December 31, 1995 and 1994,
respectively. During 1995, unrestricted cash and cash equivalents decreased $298,040 despite net income of $16,217,328. This was due largely as the result of the non-cash gain on debt forgiveness of $13,825,315, as well as the net debt payments of $7,867,044, which were partially offset by depreciation and amortization totalling $5,335,679.

     In accordance with SFAS 107, the Partnership has determined that the carrying amounts of BMCLP's cash and cash equivalents and restricted cash and cash equivalents approximate fair value.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At December 31, 1995, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K do not concur with this amount. As of December 31, 1995 and 1994, R&K have provided $2,243,984 and $2,120,800, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,005,097 and $881,913 at December 31, 1995 and

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

1994, respectively and has been added to the original advance amount. For the years ended December 31, 1995 and 1994, no amounts were advanced to the BMCLP for operating deficits because R&K have represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated First and Second Mortgage Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. In 1995, GECC advanced $216,666 to BMCLP for tenant improvements.

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

     BMC may advance additional amounts up to $5,000,000 to BMCLP in accordance with the Restated Second Mortgage Note. Also, BMC may re-advance funds received from BMCLP as additional interest payments (75% net cash flow) if BMCLP pays its 25% share of net cash flow held in reserves. No advances were made by BMC to BMCLP in 1995. On February 1, 1996, BMC advanced $580,000 to BMCLP for capital improvements.

                              Results of Operations
                              ---------------------

Partnership
----------

YEAR ENDED DECEMBER 31, 1995

     The Partnership recorded a net loss for 1995 of $31,598 as compared with a net loss of $27,050 for 1994. Operating expenses during 1995 were $4,551 higher than 1994 primarily due to an increase in accounting and auditing fees.

YEAR ENDED DECEMBER 31, 1994

     The Partnership recorded a net loss for 1994 of $27,050 as compared with a net loss of $109,941 for 1993. Operating expenses in 1994 were $82,891 lower than 1993 primarily due to the decrease in professional fees.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

Bethesda Metro Center Limited Partnership
-----------------------------------------

YEAR ENDED DECEMBER 31, 1995

     BMCLP had net income for 1995 of $16,217,328 as compared with a net loss of $8,776,560 for 1994. This was primarily the result of a gain on debt forgiveness of $13,825,315 and a reduction of interest expense of $11,981,468 relating to the restructuring of the First and Second Mortgage Notes in November 1994.

     Room revenue increased by $739,670, or 7% from 1994. The Hotel experienced an increase in occupancy from 75% to 77% and an increase in average room rate of $4 from 1994 due to the completion of hotel renovations in 1994. Food and beverage revenues increased by $359,372, or 8% from 1994 as a result of increased banquet patronage. The increases in room and food and beverage revenues, along with the hotel's cost control efforts, resulted in gross operating profits which exceeded last year by approximately $857,000 or 15%.

     In 1995, the Hotel received the AAA Four Diamond Award for overall excellence.

     Office building revenue increased $333,237 or 4% during 1995 compared with 1994. The occupancy of the Office Building increased from 95% to 97% while the rental rate remained unchanged at $24 in 1995. The retail and marketplace occupancy increased from 75% to 98% primarily due to the reclassification of 11,375 square feet of retail space to office space in mid-1994. The retail and marketplace average rental rate increased from $35 in 1994 to $38 in 1995.

     Operating expenses for the Office Building for 1995 decreased by $80,703, or 3%, from 1994.

YEAR ENDED DECEMBER 31, 1994

     BMCLP recorded a net loss for 1994 of $8,776,560 as compared with a net loss of $12,959,305 for 1993.

     Hotel rooms revenue increased by $219,344 or 2.1% from 1993. The Hotel experienced an increase in occupancy of 1.0% and an increase in an average rate of $1.00 compared to 1993. Food and beverage revenues increased by $125,225 or 2.8% from prior years due to a higher volume of banquet and catering sales. The Hotel completed the renovation of the ballroom meeting rooms, guest rooms and corridors which was begun in late 1993. The newly refurbished ballroom has benefited Hotel revenues from additional banquet and catering sales. Operating expenses for the Hotel increased only slightly in 1994 resulting in year to date gross operating profits exceeding last year by $379,015 or 7.2%.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

     In 1994, the Hotel received the AAA Four Diamond Award for overall excellence.

     Office, retail and parking income increased in 1994 by $738,657 or 9.3%.
As tenants vacated, the building space was relet to new tenants without any free rent concessions resulting in increased revenues. In addition, the Office Building received an early termination fee in the amount of $109,000. The occupancy of the office space has remained constant while the rental rate has increased $1.00 compared to 1993. The retail and market place occupancy increased by 27% while the rental rate has decreased $2.00 from 1993. This increase in occupancy was due to the conversion of 11,375 square feet from retail to office space, as discussed above. Operating expenses for the Office Building remained fairly constant from prior year.

     Interest expense decreased largely as a result of the reduction in the Federal Home Loan Bank Board Eleventh District weighted average cost of funds on which the First and Second Mortgage Note interest rates were based until the debt restructuring on November 16, 1994.

     An extraordinary gain resulted from the debt restructuring on November 16, 1994. See Restructuring of Original Mortgage Debt on page
I-10 for further discussion on the restructuring and calculation of the extraordinary gain.

     Management fees increased from the prior year due to an incentive management fee of $133,558 earned by Hyatt and a management and administrative fee of $50,000 earned by CRCC.

     The following tables outline pertinent data regarding the operations of the Hotel and Office Building:

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

                                                           Office Building
                                                           ---------------

                                                                         For the Year Ended December 31,
                                                                  --------------------------------------------
                                                                     1995             1994            1993
                                                                  -----------      -----------     -----------
Leasing:
-------
Average Space Occupied:
  Office                                                                   97%              95%             95%
  Retail and Marketplace                                                   98%              75%             48%

Average Rental Rate:
  Office                                                                  $24              $24             $23
  Retail and Marketplace                                                  $38              $35             $37

Operations:
----------
Total Income                                                      $ 9,048,040      $ 8,714,803     $ 7,976,146
Operating Expenses                                                 (2,652,644)      (2,733,347)     (2,695,730)
                                                                  -----------      -----------     -----------
Gross Operating Profits (Before Depreciation,
  Management Fees and Other Fixed Costs)                          $ 6,395,396      $ 5,981,456     $ 5,280,416
                                                                  ===========      ===========     ===========

                                                                HOTEL
                                                                -----

                                                                         For the Year Ended December 31,
                                                                  ---------------------------------------------
                                                                     1995             1994            1993
                                                                  -----------      -----------     -----------
Actual Average Occupancy                                                   77%              75%             74%

Actual Average Room Rate                                                 $108             $104            $103

Room Revenue                                                      $11,633,224      $10,893,554     $10,674,210

Food & Beverage Revenues                                          $ 5,012,419      $ 4,653,047     $ 4,527,822

Room Profits                                                      $ 9,184,955      $ 8,592,414     $ 8,371,903

Food & Beverage Profits                                           $ 1,486,226      $ 1,262,887     $   988,385

Gross Operating Profits (Before Depreciation,
  Management Fees and Other Fixed Costs)                          $ 6,502,378      $ 5,644,927     $ 5,265,911


                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Partnership, to an extent not currently ascertainable. These factors, include, but are not limited to, over building of office, hotel or commercial space; changes in the general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the proximate business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God. As of February 20, 1996, the local government in Montgomery County, Maryland, where the hotel is located, is contemplating an increase in room taxes from 5% to 7%.

     In addition, Hotel occupancy and room rates may be adversely affected by a downturn in the business cycle or by shortages of gasoline or increases in the price of gasoline, increases in airline fare rates or the curtailment of airline service, or other constraints upon travel. Furthermore, in the event mortgage payment and/or tax assessment obligations are not met, the Partnership may sustain a loss of its equity investment as a result of foreclosure of the Restated First or Second Mortgage Notes and/or a tax sale as previously discussed.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The financial statements and supplementary data required by this Item are included in Part IV, Item 14 of this Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
               FINANCIAL DISCLOSURES
               ---------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

(a), (b) and (c)

     The Partnership has no directors, executive officers or significant employees of its own.

(a), (b), (c) and (e)

     The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership are as follows:

William B. Dockser, 59, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 49, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Richard J. Palmer, 44, Senior Vice President-Chief Financial Officer. Prior to joining CRI in 1983 as Director of Tax Policy, he was a Tax Manager at Grant Thornton (formerly Alexander Grant & Company). He also served in the Tax and Audit Departments of Peat, Marwick, Main and Company (formerly Peat, Marwick, Mitchell and Company) prior to his seven years at Grant Thornton. He holds a Bachelor of Business Administration degree from the Florida Atlantic University and is also a Certified Public Accountant.












                                      III-1

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Ronald W. Thompson, 49, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 37, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 40, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.
























                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c) and (d)

     As described above in Item 10, the Partnership has no officers, directors or any employees. Under the Partnership Agreement, however, the General Partners have the exclusive right to conduct the business and affairs of the Partnership. Set forth below are all fees and other consideration payable to the General Partners and their affiliates, and to Alan I. Kay and Allen E. Rozansky and their affiliates, in fiscal year 1995.

       A.   Operational Period
            ------------------

       1.   General Partnership           No distributions of net cash
            Interests of C.R.I.,          flow have been made through
            Inc., Dockser,                December 31, 1995.
            Schwartzberg and
            Willoughby, and Limited
            Partnership Interest of
            CRICO-Bethesda in the
            Partnership.

       2.   Partnership Management        No incentive management fee
            Fee CIP Management 14,        was paid.
            Inc.

       3.   Partnership Interests of      No distributions of net cash
            CRCC, Alan I. Kay,  Allen     flow have been made through
            E. Rozansky and R&K           December 31, 1995.
            Construction.

       4.   Expense Allowances to         (A) There was no net cash flow
            Alan I. Kay, Allen E.         generated by BMCLP, as
            Rozansky and CRCC;            defined, for fiscal year 1995,
            Management Fee and            therefore, no expense
            Incentive Management Fee      allowances were paid to Alan
            to R&K Construction.          I. Kay, Allen E. Rozansky and
                                          CRCC; (B) $3,000,000 payable
                                          to R&K Construction for its
                                          management services to BMCLP
                                          in 1986 through 1990.  As of
                                          December 31, 1986, no
                                          additional management fee was
                                          payable to R&K Construction
                                          and since then all additional
                                          amounts owed have been used
                                          to fund operating deficits of
                                          BMCLP in accordance with the
                                          terms of LPA; and (C) there
                                          was no cash flow, as defined,
                                          generated by BMCLP in fiscal
                                          year 1995, therefore, no
                                          incentive management fee was
                                          paid to R&K Construction.

       5.   Additional Purchase Price     (A) In fiscal year 1995, there
            to Sellers and an             were no funds available in the
            Additional Incentive          Operating Deficit Reserve to

                                      III-3

                                    PART III
                                    --------


ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

            Management Fee to CRCC,       pay additional purchase price
            Alan I. Kay and Allen E.      to the sellers; (B) there was
            Rozansky.                     no net cash flow, as defined,
                                          generated by BMCLP for fiscal
                                          year 1995, therefore, no
                                          additional incentive
                                          management fee was paid.

       6.   Office Building               Management fees of $391,092
            Management Fees to Realty     were paid in 1995.  Management
            Management Company.           fees of $50,592 were paid for
                                          the period November 16, 1994
                                          through December 31, 1994.
                                          Fees deferred in 1994, (prior
                                          to November 16, 1994) and 1993
                                          amounted to $332,435 and
                                          $328,488, respectively.

       7.   Management and                Management and Administration
            Administration Fees to        fees relating to 1994 of
            CRCC and/or the               $50,000 were paid in 1995.
            Partnership                   Management and Administration
                                          fees relating to 1995 of
                                          $50,000 were accrued as of
                                          December 31, 1995.

       B.   Termination Period
            ------------------

       1.   General Partners' and         1.00% to the General Partners
            CRICO-Bethesda's Share of     and 0.1% to CRICO-Bethesda of
            Liquidation, Sale and         Liquidation, Sale and
            Refinancing Proceeds of       Refinancing Proceeds remaining
            the Partnership               after all payments and
                                          distributions have been made,
                                          and a return of their capital
                                          contributions.  In addition,
                                          9.08% to CRICO-Bethesda of the
                                          amount remaining prior to the
                                          final distribution in
                                          accordance with partnership
                                          interests.  The General
                                          Partners and CRICO-Bethesda
                                          will also receive a return of
                                          their nominal capital
                                          contributions.











                                      III-4

                                    PART III
                                    --------


ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

       2.   Disposition Fee payable       3.00% of the gross sales price
            to CRICO-Bethesda upon        of the Development, payable
            sale of the Development       after payment of all debts of
                                          the Partnership, return of
                                          capital contributions to the
                                          Investors, and payment of the
                                          Preferred Distribution, as may
                                          be multiplied by the Tax
                                          Bracket Adjustment Factor, if
                                          applicable.

       3.   Alan I. Kay, Allen E.         (A) 1.00% to CRCC and 6.5% in
            Rozansky, R&K                 the aggregate to Alan I. Kay,
            Construction and CRCC's       Allen E. Rozansky and R&K
            Share of Liquidation,         Construction of Liquidation,
            Sale or Refinancing           Sale or Refinancing Proceeds
            Proceeds                      remaining after all payments
                                          and distributions have been
                                          made; plus (B) 18.928% to Alan
                                          I. Kay and Allen E. Rozansky
                                          of the amount remaining after
                                          payment of the Disposition Fee
                                          described in C-4 below.  Alan
                                          I. Kay, Allen E. Rozansky, R&K
                                          Construction and CRCC will
                                          also receive a return of their
                                          nominal capital contributions.

       4.   Disposition Fee to Alan       The lesser of (i) 0.75% of the
            I. Kay and Allen E.           gross sales price of the
            Rozansky                      Development of (ii)

                                          $2,500,000, as such fee shall
                                          be increased by an amount
                                          equal to 25% of the amount by
                                          which the Preferred
                                          Distribution is increased by
                                          the Tax Bracket Adjustment
                                          Factor, if any, payable after
                                          payment of all debts of BMCLP,
                                          repayment to the Partnership
                                          of its capital contributions
                                          to BMCLP, and payment of the
                                          Preferred Distribution, as
                                          adjusted by the Tax Bracket
                                          Adjustment Factor, if
                                          applicable.

       5.   Loan Repayment to             Repayment to Iroquois of the
            Iroquois                      purchase money Third Mortgage
                                          Note, including all accrued
                                          but unpaid interest thereon.

       (e)  Termination of employment and change in control arrangement.

            None.

                                      III-5

                                    PART III
                                    --------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     (a)  Security ownership of certain beneficial owners.

          As of December 31, 1995, no person owned of record, or owned beneficially, more than 5% of the total number of Units.

          The General Partners own as a group a 1.00% interest in the Partnership. Alan I. Kay and Allen E. Rozansky and their affiliates own as a group a 6.50% interest in BMCLP.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1995, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.


              Name of                 Amount and Nature       % of total
          Beneficial Owner         of Beneficial Ownership   Units issued
          ----------------         -----------------------   ------------
          William B. Dockser                 None                  0%
          H. William Willoughby              None                  0%
          All Directors and Officers
            as a Group (6 persons)           None                  0%


     (c)  Changes in control.

          The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with Management and Others.

          The Partnership has no directors or officers. The Partnership has had no transactions with individual officers or directors of the General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the managing general partner or its affiliates or by virtue of their stock ownership in CRI. See Item 11 for a discussion of fees and other compensation paid or accrued by the Partnership to the General Partners or affiliates.

          Iroquois, which is an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.


          A summary of indebtedness to related parties as of December 31, 1995 and 1994 is presented below:




                                      III-6

                                    PART III
                                    --------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------


                       Balance at                            Balance at                            Balance at
     Related           January 1,                           December 31,                          December 31,
     Party               1993              Additions           1994             Additions             1995
     -------          ------------        -----------       ------------       -----------        ------------
     CRI              $    69,234         $   166,645       $   235,879        $    53,780        $   289,659
     CHG                  642,036             398,249         1,040,285             88,415          1,128,700
     Realty               614,831             357,402           972,233                 --            972,233
     Hyatt                     --             320,264           320,264            318,789            639,053
                      -----------         -----------       -----------        -----------        -----------
                      $ 1,326,101         $ 1,242,560       $ 2,568,661        $   460,984        $ 3,029,645
                      ===========         ===========       ===========        ===========        ===========


          The $289,659 and $235,879 due to CRI as of December 31, 1995 and 1994, respectively, is partially comprised of $107,103 of advances to BMCLP to fund Excess Payments due on its mortgages with Great Western. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, $1,040,285 of the $1,128,700 and $1,040,285 due to CHG as of December 31,
     1995 and 1994, and $972,233 due to Realty as of December 31, 1995 and 1994 were also advanced to BMCLP to fund Excess Payments on the Great Western mortgages, as discussed in Note 4 to the consolidated financial statements. The advances from CRI and CHG accrue interest at the prime rate plus 1% in accordance with the Partnership Agreement whereas the amount due to Realty is non-interest bearing. These advances plus any accrued interest will be repaid subject to cash availability as defined by the partnership agreement and the Restated Notes Agreements, as discussed in Note 4 to the consolidated financial statements. Finally, the $639,053 and $320,264 due to Hyatt as of December 31, 1995 and 1994, respectively, consists of $463,821 and $233,193, respectively, of incentive management fees earned under its management agreement with BMCLP and is due subject to Hyatt meeting certain performance standards as defined in the Management Agreement. The remaining balance consists of trade payables to Hyatt for various services as described in Note 7 to the consolidated financial statements.

          CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 4 to the consolidated financial statements. CRCC received a payment of $50,000 on January 31, 1995 from remaining net cash flow relating to 1994. Additionally, $50,000 was accrued as of December 31, 1995 for fiscal year 1995 management fees as described in Note 8 to the consolidated financial statements.

          CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the Partnership agreement. No incentive management fee has been incurred or paid in 1995, 1994 and 1993.


                                     III-7

                                    PART III
                                    --------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

          During 1995, 1994 and 1993, BMCLP entered into transactions with the Keystone Group, an affiliate of one of BMCLP's Special Limited Partners, to provide for the construction of tenant improvements and capital improvements in the Office Building. For the years ended December 31, 1995, 1994 and 1993, $379,298, $503,305 and $335,243, respectively, was paid to the Keystone Group. Amounts paid during 1993 and through November 16, 1994 were paid directly by Great Western to Keystone Group. In 1995, the Partnership was informed by the Special Limited Partner that the Keystone Group was no longer affiliated with the Special Limited Partner. As of February 20, 1996, the Partnership had not received verification of the change in affiliation.

          Realty Management Company, which is an affiliate of one of Special Limited Partners, provides management services related to the Office Building, while Iroquois, which is also an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.

          Provident Commercial, an affiliate of one of BMCLP's Special Limited Partners, may receive free use of 9,719 square feet of office space until October 31, 2000. BMCLP estimates that the value of this rent-free office space is approximately $119,500 per year ($12.30 per square foot).

     (b)  Certain business relationships.

          The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the General Partners of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response of Item 13(a).

     (c)  Indebtedness of management.

          None.

     (d)  Transaction with promoters.

          Not applicable.




















                                      III-8

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K
          --------------------------------------------------------------

     (a)  (1)  Financial Statements                               Page
               --------------------                              ------

               Reports of Independent Public Accountants          IV-6

               Consolidated Balance Sheets as of
                 December 31, 1995 and 1994                       IV-7

               Consolidated Statements of Operations for
                 the years ended December 31, 1995, 1994
                 and 1993                                         IV-9

               Consolidated Statements of Changes in
                 Partners' Capital (Deficit) for the
                 years ended December 31, 1995, 1994 and
                 1993                                             IV-10

               Consolidated Statements of Cash Flows for
                 the years ended December 31, 1995, 1994
                 and 1993                                         IV-11

               Notes to Consolidated Financial Statements         IV-12

          (2)  Financial Statement Schedules
               -----------------------------

                    All financial statement schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

          (3) Exhibits (listed according to the number assigned in the -------- table in Item 601 of Regulation S-K).

               Exhibit No. 4 - Instruments defining the rights of security holders, including indentures

               a. Second Amended Certificate and Limited Partnership Agreement of Capital Income Properties-C Limited Partnership (Incorporated by reference from Exhibit 4 to Registrant's Regulation D filing as amended, dated October 1, 1985)

               b. Bethesda Metro Center Limited Partnership Indemnification and Hold Harmless Agreement dated July 1, 1987 (Incorporated by reference to the 1987 Annual Report on Form 10-K filed on March 30, 1988)

               c. Bethesda Metro Center Limited Partnership Second Amendment to Second Restated Certificate and Agreement of Limited Partnership dated July 1, 1987 (Incorporated by reference to the 1987 Annual Report on Form 10-K filed on March 30, 1988)

               d. Bethesda Metro Center Limited Partnership Second Restated Agreement of Limited Partnership (related to Second Amendment to Restated Certificate of Limited Partnership) (Incorporated by reference to the 1992 Annual Report on Form 10-K filed on April 15, 1993)

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM
          ----------------------------------------------------------
               8-K - Continued
               ---

               e. Bethesda Metro Center Limited Partnership Second Restated Certificate and Agreement of Limited Partnership (Incorporated by reference to the 1992 Annual Report on Form 10-K filed on April 15, 1993)

               f. Bethesda Metro Center Limited Partnership Third Amendment to the Second Restated Certificate and Agreement to Limited Partnership (Incorporated by reference to the 1992 Annual Report on Form 10-K filed on April 15, 1993)

               g. Bethesda Metro Center Limited Partnership Amended and Restated Promissory Note (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31, 1995)

               h. Bethesda Metro Center Limited Partnership Amended and Restated First Leasehold Deed of Trust and Security Agreement (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31, 1995)

               i. Bethesda Metro Center Limited Partnership Assignment of Rents and Leases (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31, 1995)

               j. Bethesda Metro Center Limited Partnership Amended and Restated Second Deed of Trust Note (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31, 1995)

               k. Bethesda Metro Center Limited Partnership Loan Agreement (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31, 1995)

               l. Bethesda Metro Center Limited Partnership Amended and Restated Second Leasehold Deed of Trust and Security Agreement (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31, 1995)

               m. Bethesda Metro Center Limited Partnership Second Assignment of Rents and Leases (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31, 1995)

               n. Collateral Assignment of Partnership Interests Bethesda Metro Center Limited Partnership (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31,
                    1995)

               o. Bethesda Metro Center Limited Partnership Amended and Restated Escrow Agreement (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31, 1995)

               p. Bethesda Metro Center Limited Partnership First Allonge to Non-negotiable Non-recourse Purchase Money Promissory Note (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31, 1995)

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM
          ----------------------------------------------------------
               8-K - Continued
               ---

               Exhibit No. 10 - Material Contracts

               a. Management services agreement between Capital Income Properties-C Limited Partnership and CIP Management-14, Inc. (Incorporated by reference from Exhibit 10 to the Registrant's Regulation D filing as amended, dated October 1, 1985)

               b. Management Agreement with Hyatt Corporation (Incorporated by reference to the 1992 Annual Report on Form 10-K filed on April 15, 1993)

               c. Amendment to Management Agreement with Hyatt Corporation (Incorporated by reference to the 1992 Annual Report on Form 10-K filed on April 15, 1993)

               d. Garage Lease with Monument Parking Co., Inc. (Incorporated by reference to the 1992 Annual Report on Form 10-K filed on April 15, 1993)

               e. Land Lease (Incorporated by reference to the 1992 Annual Report on Form 10-K filed on April 15, 1993)

               f. Management Agreement with Realty Management Company (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31, 1995)

               g. Collateral Assignment of Management Agreement with Hyatt Corporation (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 31, 1995)

               Exhibit No. 27 - Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          No reports of Form 8-K were filed during the quarter ended December 31, 1995.

     (c)  Exhibits
          --------

          The list of Exhibits required by Item 601 at Regulation S-K is included in Item (a)(3) above.

     (d)  Financial Statement Schedules
          ------------------------------

          See (a)(2), above.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAPITAL INCOME PROPERTIES-C
                                     LIMITED PARTNERSHIP

                                   By:  CRI, Inc.
                                        Managing General Partner



March 29, 1996                          /s/ William B. Dockser
-----------------                       ---------------------------------
DATE                                    William B. Dockser, Director
                                        Chairman of the Board,
                                          Treasurer and Principal
                                          Executive Officer


March 29, 1996                          /s/ H. William Willoughby
-----------------                       ---------------------------------
DATE                                    H. William Willoughby
                                        Director, President and Secretary


March 29, 1996                          /s/ Richard J. Palmer
-----------------                       ---------------------------------
DATE                                    Richard J. Palmer
                                        Senior Vice President, Finance
                                          Principal Financial and
                                          Principal Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To Partners of
Capital Income Properties-C Limited Partnership:

     We have audited the accompanying consolidated balance sheets of Capital Income Properties-C Limited Partnership (the Partnership ), a District of Columbia limited partnership, and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                             Arthur Andersen LLP


Washington, D.C.,
February 20, 1996

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP


                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                    December 31,
                                                                                          --------------------------------
                                                                                              1995                1994
                                                                                          ------------        ------------
Current assets:
  Cash and cash equivalents                                                               $  1,351,524        $  1,649,561
  Restricted cash and cash equivalents                                                       1,607,970           1,450,904
  Accounts receivable, less allowance for doubtful accounts
    of $35,413 and $70,249 as of December 31, 1995 and
    1994, respectively                                                                       1,433,999           1,089,424
  Prepaid expenses                                                                             840,370             848,339
  Current portion of deferred rent receivable                                                   20,932             322,343
  Inventory and other                                                                           78,392              84,897
                                                                                          ------------        ------------
       Total current assets                                                                  5,333,187           5,445,468
                                                                                         ------------        ------------

Property and equipment:
  Buildings and tenant improvements                                                        121,441,795         120,588,435
  Furniture and equipment                                                                   14,618,333          14,064,248
                                                                                          ------------        ------------
                                                                                           136,060,128         134,652,683
  Less: accumulated depreciation                                                           (50,341,193)        (45,528,938)
                                                                                          ------------        ------------
                                                                                            85,718,935          89,123,745
                                                                                          ------------        ------------

Other assets:
  Deferred charges, less accumulated amortization of $1,843,919 and
    $1,069,159 as of December 31, 1995 and 1994, respectively                                2,292,912           2,630,629
  Deferred rent receivable, less reserve of $107,010 and
    $310,639 as of December 31, 1995 and 1994, respectively                                    407,109             712,745
  Escrows and deposits                                                                         176,938             319,429
                                                                                          ------------        ------------
                                                                                             2,876,959           3,662,803
                                                                                          ------------        ------------
       Total assets                                                                       $ 93,929,081        $ 98,232,016
                                                                                          ============        ============












                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         LIABILITIES AND PARTNERS  DEFICIT


                                                                                                    December 31,
                                                                                          --------------------------------
                                                                                              1995                1994
                                                                                          ------------        ------------
Current liabilities:
  Current portion of first mortgage note                                                  $  6,033,080        $  5,840,861
  Accounts payable                                                                             471,456             417,836
  Accrued expenses                                                                             726,157             609,006
  Due to affiliates                                                                          3,029,645           2,568,661
  Other liabilities                                                                             34,578              35,228
                                                                                          ------------        ------------
       Total current liabilities                                                            10,294,916           9,471,592

First mortgage note                                                                         67,117,079          68,779,767

Second mortgage note                                                                        18,050,167          19,413,456

Third mortgage note                                                                          5,779,500           5,509,500

Due to guarantor of operating deficits                                                       2,243,984           2,120,800

Deferred gain on debt forgiveness                                                           83,258,456         101,900,391

Deferred revenue and security deposits                                                         355,915             393,176
                                                                                          ------------        ------------
       Total liabilities                                                                   187,100,017         207,588,682
                                                                                          ------------        ------------
Commitments and contingencies

Partners  deficit                                                                          (93,170,936)       (109,356,666)
                                                                                          ------------        ------------
       Total liabilities and partners' deficit
                                                                                          $ 93,929,081        $ 98,232,016
                                                                                          ============        ============















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP


                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For the years ended December 31,
                                                                                  1995            1994            1993
                                                                              ------------    ------------    ------------
Revenue:
  Rooms                                                                       $ 11,633,224    $ 10,893,554    $ 10,674,210
  Food and beverage                                                              5,012,419       4,653,047       4,527,822
  Telephone                                                                        589,944         450,509         404,485
  Office, retail and parking rentals                                             9,048,040       8,714,803       7,976,146
  Other                                                                            203,629          66,489          60,734
                                                                              ------------    ------------    ------------
                                                                                26,487,256      24,778,402      23,643,397
                                                                              ------------    ------------    ------------
Departmental expenses:
  Rooms                                                                          2,448,269       2,301,140       2,302,307
  Food and beverage                                                              3,526,193       3,390,160       3,539,435
  Telephone                                                                        412,693         385,551         381,063
  Other                                                                            322,780         328,581         319,028
                                                                              ------------    ------------    ------------
                                                                                 6,709,935       6,405,432       6,541,833
                                                                              ------------    ------------    ------------
Gross operating income                                                          19,777,321      18,372,970      17,101,564
                                                                              ------------    ------------    ------------
Unallocated operating expenses:
  Administrative                                                                 1,439,725       1,355,081       1,363,558
  Marketing                                                                      1,444,250       1,404,963       1,279,155
  Energy costs                                                                   1,809,507       1,887,300       1,915,094
  Property operations and maintenance                                            2,069,750       2,042,354       1,954,466
                                                                              ------------    ------------    ------------
                                                                                 6,763,232       6,689,698       6,512,273
                                                                              ------------    ------------    ------------
Operating income before other income, fixed charges and other deductions, loss attributable to minority interest at
  consolidation date and extraordinary item                                     13,014,089      11,683,272      10,589,291
                                                                              ------------    ------------    ------------
Other income                                                                       111,138         259,118         481,901
                                                                              ------------    ------------    ------------
Fixed charges and other deductions:
  Depreciation                                                                   4,812,255       4,788,999       4,956,748
  Amortization                                                                     523,424         350,014         328,090
  Interest expense                                                                 756,102      12,737,570      14,068,974
  Management fees                                                                1,241,408         972,871         750,345
  Real estate and personal property taxes                                          672,598       1,091,566       1,153,090
  Ground rent                                                                    1,600,000       1,600,000       1,600,000
  Net cash flow participation                                                      300,000              --              --
  Other                                                                            859,025       1,025,232       1,283,191
                                                                              ------------    ------------    ------------
                                                                                10,764,812      22,566,252      24,140,438
                                    ------------    ------------    ------------






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                                                                     For the years ended December 31,
                                                                                  1995            1994            1993
                                                                              ------------    ------------    ------------
Net income (loss) before extraordinary item                                      2,360,415     (10,623,862)    (13,069,246)

Extraordinary item   debt forgiveness                                           13,825,315       1,820,252              --
                                                                              ------------    ------------    ------------
Net income (loss)                                                               16,185,730      (8,803,610)    (13,069,246)

Total (income) loss attributed to minority interest                            (16,217,328)      8,776,560      12,959,305
                                                                              ------------    ------------    ------------

Net loss attributed to Partnership                                            $    (31,598)   $    (27,050)   $   (109,941)
                                                                              ============    ============    ============

Net loss allocated to General Partners and affiliated
  Initial Limited Partner (1%)                                                $       (316)   $       (270)   $     (1,099)
                                                                              ============    ============    ============

Net loss allocated to Additional Limited Partners (99%)                       $    (31,282)   $    (26,780)   $   (108,842)
                                                                              ============    ============    ============

Net loss allocated to Additional Limited Partners per unit                    $     (52.14)   $     (44.63)   $    (181.40)
                                                                              ============    ============    ============

Limited partnership units issued and outstanding                                       600             600             600
                                                                              ============    ============    ============


























                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP


                   CONSOLIDATED STATEMENTS OF PARTNERS  DEFICIT

               For the Years Ended December 31, 1995, 1994 and 1993


                                                                                             (Losses)
                                                                                            Income not
                                                         General           Limited         Allocable to
                                                         Partners          Partners          Partners             Total
                                                       ------------      ------------      -------------      -------------
Balance, December 31, 1992                             $   (527,394)     $    518,705      $ (87,475,121)     $ (87,483,810)

  Net loss attributed to Partnership                         (1,099)         (108,842)                --           (109,941)
  Total loss attributed to minority
    interest (Note 1)                                            --                --        (12,959,305)       (12,959,305)
                                                       ------------      ------------      -------------      -------------
Balance, December 31, 1993                                 (528,493)          409,863       (100,434,426)      (100,553,056)

  Net loss attributed to Partnership                           (270)          (26,780)                --            (27,050)
  Total loss attributed to minority
    interest (Note 1)                                            --                -          (8,776,560)        (8,776,560)
                                                       ------------      ------------      -------------      -------------
Balance, December 31, 1994                                 (528,763)          383,083       (109,210,986)      (109,356,666)

  Net loss attributed to Partnership                           (316)          (31,282)                --            (31,598)
  Total income attributed to minority
    interest (Note 1)                                            --                --         16,217,328         16,217,328
                                                       ------------      ------------      -------------      -------------
Balance, December 31, 1995                             $   (529,079)     $    351,801      $ (92,993,658)     $ (93,170,936)
                                                       ============      ============      =============      =============
























                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the years ended December 31,
                                                                                1995             1994             1993
                                                                            ------------     ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                         $ 16,185,730     $ (8,803,610)    $(13,069,246)

  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation                                                             4,812,255        4,788,999        4,956,748
      Amortization                                                               523,424          350,014          328,090
      Extraordinary item   gain on debt forgiveness                          (13,825,315)      (1,820,252)              --
      Interest expense related to the amortization
        of financing costs                                                       251,336          552,751          276,381
      Net interest expense added to debt                                         393,184        4,391,163        4,671,983
      Interest payments treated as a reduction in mortgage debt               (6,567,048)              --               --
      Changes in assets and liabilities:
        Increase in restricted cash and cash equivalents                        (157,066)      (1,450,904)              --
        (Increase) decrease in accounts receivable, net                         (344,575)        (230,503)         364,611
        Decrease in prepaid expenses                                               7,969          164,885           17,325
        Decrease in deferred rent receivable, net                                607,047          187,466           75,320
        Decrease (increase) in inventory and other                                 6,505           (8,287)           2,210
        Decrease (increase) in escrows and deposits                              142,491           21,593          (58,850)
        Increase (decrease) in accounts payable                                   53,620          (97,738)         (50,750)
        Increase (decrease) in accrued expenses                                  117,151           92,909          (45,474)
        Decrease in other liabilities                                               (650)            (850)         (92,059)
        (Decrease) increase in deferred revenue and
          security deposits                                                      (37,261)          94,330          (20,192)
                                                                            ------------     ------------     ------------
            Net cash provided by (used in) operating activities                2,168,797       (1,768,034)      (2,643,903)
                                                                            ------------     ------------     ------------
Cash flows from investing activities:
  Purchase of property and equipment                                          (1,407,445)      (1,903,487)        (467,435)
  Payment of leasing costs                                                      (437,043)        (200,053)        (182,505)
                                                                            ------------     ------------     ------------
            Net cash used in investing activities                             (1,844,488)      (2,103,540)        (649,940)
                                                                            ------------     ------------     ------------
Cash flows from financing activities:
  Proceeds from mortgage debt                                                    216,666        5,243,778        2,288,485
  Payments on mortgage debt                                                   (1,299,996)              --               --
  Payment of financing costs                                                          --       (1,759,336)              --
  Advances from affiliates                                                       460,984        1,242,560          749,471
                                                                            ------------     ------------     ------------
            Net cash (used in) provided by financing activities                 (622,346)       4,727,002        3,037,956
                                                                            ------------     ------------     ------------
Net (decrease) increase in cash and cash equivalents                            (298,037)         855,428         (255,887)

Cash and cash equivalents, beginning of year                                   1,649,561          794,133        1,050,020
                                                                            ------------     ------------     ------------
Cash and cash equivalents, end of year                                      $  1,351,524     $  1,649,561     $    794,133
                                                                            ============     ============     ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                                                                   For the years ended December 31,
                                                                                1995             1994             1993
                                                                            ------------     ------------     ------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                    $  6,567,048     $  8,346,407     $  9,120,610
                                                                            ============     ============     ============
Noncash investing activities:

  Payment of tenant improvements through mortgage debt                      $         --     $    789,969     $    542,377
                                                                            ============     ============     ============
  Write-off of deferred financing costs, net                                $         --     $    310,918     $         --
                                                                            ============     ============     ============








































                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE PARTNERSHIP

     Capital Income Properties - C Limited Partnership (the Partnership), a District of Columbia limited partnership, was organized as of December 15, 1984. The purpose of the Partnership is to invest in real estate by acquiring and holding a limited partnership interest in Bethesda Metro Center Limited Partnership (BMCLP). BMCLP owns and operates a 381-room hotel known as the Hyatt Regency Bethesda Hotel (the Hotel) and an office building known as Bethesda Metro Office Building (the Office Building) located in Bethesda, Maryland containing approximately 336,000 square feet of net rentable office space and approximately 18,000 square feet of net rentable retail space. In addition, attached to the structure is a parking facility for approximately 1,300 cars serving the entire development.

     The Managing General Partner of the Partnership is C.R.I., Inc. (CRI), which has a 0.01% general partner interest. Other general partner interests which total 0.99% are held by three individuals affiliated (or formally affiliated) with CRI. The total limited partner interest of 99% is comprised of 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and the remaining 98.99% interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP s former first mortgage lender, as discussed in Note 4, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter the Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying financial statements as of December 31, 1995 and 1994, and for each of the three years ended December 31, 1995 have been consolidated with BMCLP.

     Although an entity affiliated with the Partnership has assumed responsibility for management of BMCLP and the Partnership has consolidated its interest therein in the accompanying financial statements, the Partnership has not assumed responsibility for any past or future operating deficits of BMCLP. The deficit in partners capital generated by activity at BMCLP remains the obligation of the Special Limited Partners of BMCLP.

     Therefore, of the total partners deficit of $93,170,936 and $109,356,666 as of December 31, 1995 and 1994, respectively, $92,993,658 and $109,210,986, respectively, are not attributable to the partners of the Partnership. Rather, they are attributable to the Special Limited Partners of BMCLP. The amounts attributable to the Special Limited Partners as of December 31, 1995 and 1994 are comprised of cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 of $77,472,839, and cumulative net BMCLP losses of $15,520,819 and $31,738,147 as of December 31, 1995 and 1994,
respectively. BMCLP losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE PARTNERSHIP - Continued

                                    Liquidity
                                    ---------

     As discussed above, the Partnership s sole investment is its limited partnership interest in BMCLP. BMCLP has experienced cash deficiencies in recent years as cash flow from operations has been insufficient to fund capital and debt service requirements.

     However, pursuant to the purchase and subsequent restructuring of its First and Second Mortgage Notes by new lenders in November 1994, as discussed in Note 4, BMCLP s management is projecting break-even cash flow from operations for the year ending December 31, 1996, after funding all anticipated capital and debt-service requirements. To the extent that any cash deficits arise, management plans to utilize certain working capital reserves established in conjunction with the restructuring in 1994, as discussed in Note 2, and additional borrowing capacity under its Restated Notes, as discussed in Note 4. However, since access to such reserves and additional borrowings are contingent upon the approval of the Restated First and Second Mortgage Note lenders, no assurances can be made that the Partnership will have the ability to fund cash flow deficits should they arise.

     The Partnership does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1996, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of BMCLP, it is unlikely that the Partnership will receive any cash distribution from its investment in BMCLP in 1996 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP s mortgage notes. However, the Managing General Partner has represented a willingness to fund projected cash flow requirements of the Partnership for the year ending December 31, 1996.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a.   Basis of presentation
          ---------------------

          The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     b.   Consolidation
          -------------

          As discussed in Note 1, the Partnership consolidated its interest in BMCLP in 1992. The accompanying balance sheets as of December 31, 1995 and 1994, reflect all the accounts of both the Partnership and BMCLP. Additionally, the consolidated statements of operations for the years ended December 31, 1995, 1994 and 1993, include the Partnership s and BMCLP s operations for the entire year.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     c.   Financial instruments
          ---------------------

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995.

     d.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all time and demand deposits with original maturities of three months of less. The Partnership has determined that the carrying value of its cash and cash equivalents approximates fair value.

     e.   Restricted cash and cash equivalents
          ------------------------------------

          The $1,607,970 and $1,450,904 as of December 31, 1995 and 1994,
     respectively, in restricted cash and cash equivalents consists of $1,016,154 and $1,038,654 in working capital reserves as of December 31, 1995 and 1994, respectively. The Partnership received the working capital reserves as proceeds in connection with the restructuring of its mortgage debt, as discussed in Note 4. These funds are held in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to the refinance lenders. Of this amount, $277,500 of the working capital reserves were held by the Restated First Mortgage Note lender as of December 31, 1995. Additionally, $738,654 and $1,038,654 of the working capital reserves are held by the Restated Second Mortgage Note lender as of December 31, 1995 and 1994, respectively. The remaining $591,816 and $412,250 of the restricted cash and cash equivalents balance as of December 31, 1995 and 1994, respectively, represents the balances in an escrow account for property taxes and ground rent as required by the Restated First Mortgage Note lender. Amounts in the escrow account are funded from cash flow from operations. The Partnership has determined that the carrying value of its restricted cash and cash equivalents approximates fair value.

     f.   Accounts receivable
          -------------------

          Accounts receivable, consisting primarily of trade related receivables, is stated at cost less an allowance for accounts deemed uncollectible of $35,413 and $70,249 at December 31, 1995 and 1994, respectively.

     g.   Property and equipment
          ----------------------

          Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

          Buildings                       40 years
          Tenant improvements           5-15 years
          Furniture and equipment
            (half year convention)         5 years

          Additions to property and equipment were $1,407,445 and $2,693,456 in 1995 and 1994, respectively. The additions in each year were less than 10% of the beginning balance of property and equipment and were primarily comprised of hotel furniture and fixtures, renovations performed on the Hotel, and leasehold improvements to the Office Building. There were no significant retirements in 1995 or 1994.

     h.   Deferred charges
          ----------------

          Deferred charges include mortgage note financing costs and costs related to leasing space to tenants of the Office Building. Deferred financing costs are amortized as interest expense using the effective interest method over the life of the related debt. Deferred leasing costs are amortized over the term of the related lease using the straight line method.

          Net deferred charges of $2,292,912 and $2,630,629 as of December 31, 1995 and 1994, respectively, consist of $1,759,336 of deferred financing costs related to the mortgage debt restructuring, as discussed in Note 4, and $2,377,495 and $1,940,452, respectively, of leasing costs incurred to lease office space at the Office Building. These deferred amounts are presented in the accompanying consolidated balance sheets net of accumulated amortization of $1,843,919 and $1,069,159 as of December 31, 1995 and 1994, respectively.

          Net deferred financing costs at November 16, 1994, remaining from the previous mortgage debt, of $310,918 were written off as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 1994. Additionally, $2,763,807 of fully amortized deferred financing costs at December 31, 1994 were written off in the accompanying consolidated balance sheets.

     j.   Reclassifications
          -----------------

          Certain reclassifications were made to the 1994 and 1993 consolidated financial statements in order to conform with the 1995 presentation.

     k.   Deferred revenue and security deposits
          --------------------------------------

          Deferred revenue and security deposits represent funds received in advance from tenants of the Office Building.

     l.   Rental income and deferred rent receivable
          ------------------------------------------

          Office and retail rental income consists of base annual rents, as adjusted by scheduled and cost of living increases, and the reimbursement of certain operating costs of the Office Building. The lease arrangements with tenants are classified as operating leases. The Partnership

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     recognizes rental income for financial statement purposes using the straight-line method over the terms of the respective leases, as discussed in Note 9.

     l.   Income taxes
          ------------

          No provision is made for income taxes in the accompanying consolidated financial statements because the Partnership allocates profits and losses to the individual partners for Federal and state income tax purposes.

     m.   Use of estimates
          ----------------

          In preparing the consolidated financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership has invested $42,500,100 in cash in BMCLP through December 31, 1995, to acquire a 92.5% limited partnership interest. Prior to June 15, 1992, the Partnership s investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, as discussed in Note 1, subsequent to June 15, 1992, the Partnership s investment in BMCLP has been consolidated in the accompanying consolidated financial statements.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of the Partnership on an unconsolidated basis is as follows:

                                                           BALANCE SHEETS

                                                                                 December 31,
                                                                             1995            1994
                                                                         ------------     ------------
Total assets                                                             $        116     $        113
                                                                         ============     ============

Accounts payable                                                         $    177,394     $    145,793
Partners  deficit                                                            (177,278)        (145,680)
                                                                         ------------     ------------
Total liabilities and partners deficit                                   $        116     $        113
                                                                         ============     ============

                               STATEMENTS OF OPERATIONS

                                                                                For the year ended December 31,
                                                                             1995             1994              1993
                                                                         ------------     ------------      ------------
Revenues                                                                 $          3     $         --      $         --
Professional fees                                                             (22,971)         (10,781)          (98,355)
Other                                                                         (8,630)          (16,269)          (11,586)
                                                                         ------------     ------------      ------------
     Net loss                                                            $    (31,598)    $    (27,050)     $   (109,941)
                                                                         ============     ============      ============


                            STATEMENTS OF CASH FLOWS

                                                                                For the year ended December 31,
                                                                             1995             1994              1993
                                                                         ------------     ------------      ------------
Net cash used in operating activities                                    $    (31,598)    $    (49,450)     $    (76,355)
Net cash provided by financing activities                                      31,601           49,473            69,234
                                                                         ------------     ------------      ------------
Net increase (decrease) in cash and cash equivalents                                3               23            (7,121)
Cash and cash equivalents, beginning of year                                      113               90             7,211
                                                                         ------------     ------------      ------------
Cash and cash equivalents, end of year                                   $        116     $        113      $         90
                                                                         ============     ============      ============

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of BMCLP on an unconsolidated basis is as follows:

                        BALANCE SHEETS
                                                                                 December 31,
                                                                             1995             1994
                                                                         ------------     ------------
Investment in real estate, at cost, net                                  $ 85,718,935     $ 89,123,745
Current assets                                                              5,333,071        5,445,355
Other assets                                                                2,876,959        3,662,803
                                                                         ------------     ------------
     Total assets                                                        $ 93,928,965     $ 98,231,903
                                                                         ============     ============

Current liabilities                                                      $ 10,117,522     $  9,325,799
Other liabilities                                                         176,805,101      198,117,090
Partners  deficit                                                         (92,993,658)    (109,210,986)
                                                                         ------------     ------------
     Total liabilities and partners  deficit                             $ 93,928,965     $ 98,231,903
                                                                         ============     ============


                           STATEMENTS OF OPERATIONS

                                                                                For the year ended December 31,
                                                                             1995             1994              1993
                                                                         ------------     ------------      ------------
Revenue                                                                  $ 26,598,391     $ 25,037,520      $ 24,125,298
Extraordinary gain   debt forgiveness                                      13,825,315        1,820,252                --
Expenses                                                                  (24,206,378)     (35,634,332)      (37,084,603)
                                                                         ------------     ------------      ------------
Net income (loss)                                                        $ 16,217,328     $ (8,776,560)     $(12,959,305)
                                                                         ============     ============      ============


     During 1995 and 1994, the Partnership did not invest any cash in BMCLP. No cash distributions were made to the Partnership by BMCLP in 1995, 1994 or 1993.

     The following represents a reconciliation of BMCLP's financial statement net income (loss) to its tax return net (loss) income for each of the three years in the period ended December 31, 1995:

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued


                                                                                For the year ended December 31,
                                                                             1995             1994              1993
                                                                         ------------     ------------      ------------
Net income (loss) per financial statements                               $ 16,217,328     $ (8,776,560)     $(12,959,305)
Net adjustments for tax return purposes:

  Depreciation and amortization less than amounts
    allowed for tax purposes                                                 (956,169)      (2,564,036)       (1,976,405)
  Rents received in excess of rental income                                   492,112          294,375           343,132
  Debt forgiveness income deferred for financial
    statement purposes                                                    (14,018,044)     139,939,727                --
  Interest expense reversal                                                (6,567,046)      (1,504,339)               --
  Meals and entertainment                                                      48,622           33,579                --
  Other                                                                        48,382         (548,349)          (44,989)
                                                                         ------------     ------------      ------------
Net (loss) income per tax return                                         $ (4,734,815)    $126,874,397      $(14,637,567)
                                                                         ============     ============      ============

4.   MORTGAGE DEBT

                             Original Mortgage Debt
                             ----------------------

     On December 23, 1985, BMCLP entered into a ten-year, nonrecourse mortgage note (the First Mortgage Note) with Great Western Bank (Great Western) in the amount of $120,000,000. The First Mortgage Note provided for a variable interest rate, adjustable monthly, of 2.75% in excess of the Federal Home Loan Bank Board Eleventh District weighted-average cost of funds.

     On July 1, 1987, BMCLP entered into a five-year nonrecourse mortgage note (the Second Mortgage Note) with Great Western for $10,000,000 together with a modification of the First Mortgage Note. Principal and accrued interest were due at maturity. The proceeds of this loan were used to fund operating deficit requirements. The Second Mortgage Note also provided for a variable interest rate, adjustable monthly, of 4% in excess of the Federal Home Loan Bank Board Eleventh District weighted-average cost of funds.

     On September 17, 1985, BMCLP entered into a nonrecourse mortgage note (the Third Mortgage Note) in the amount of $3,000,000 with Iroquois Financial Corporation (Iroquois), an affiliate of the Special Limited Partners of BMCLP, with interest at a rate of 9.0%. Payments of principal and interest were contingent upon available net cash flow as defined in the agreement.

     Substantially all of BMCLP s property and equipment was pledged as collateral to the Restated First and Second Mortgage Notes and the Third Mortgage Note.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   MORTGAGE DEBT - Continued

                     Modifications to Original Mortgage Debt
                     ---------------------------------------

     On October 12, 1990, BMCLP was notified by Great Western that an event of default had occurred related to the nonpayment of its debt- service obligation under the First and Second Mortgage Notes (collectively, the Notes). BMCLP failed to remedy the default within the time period allowed and, consequently, was in default as defined in the Notes. Pursuant to the default, Great Western exercised its right to collect rents under leases of the Office Building. In 1992, BMCLP reached an agreement with Great Western to modify the terms of the Notes as discussed below.

     In connection with the debt modification described below, the mortgage principal and related accrued interest were classified as a current obligation. In addition, all accrued interest on the three mortgage notes was added to the principal balances. However in fiscal 1994, prior to the restructuring, accrued interest on the First Mortgage Note was net of cash transfers from the Hotel and Office Building as required under the debt modifications. For the year ended December 31, 1994, Great Western had collected and received net transfers of cash from BMCLP of $8,346,407. Pursuant to the terms of the Notes, a late fee equal to 3% of the required principal payment could have been assessed by Great Western. However, the potential late fee of approximately $1,100,000 at the time of the restructuring is not reflected in the accompanying consolidated financial statements because Great Western agreed not to accelerate payment or impose the penalty as part of the modification described below.

     Effective June 15, 1992, Great Western and BMCLP entered into a modification which superseded all previous modifications and was in effect until the restructuring on November 16, 1994, as discussed below. The following is a summary of the principal terms of this modification:

     a. The maturity date of the Notes was extended to January 1, 1996, the original maturity date of the First Mortgage Note.

     b. Interest was accrued at the stated rate, adjusted as set forth in the original Notes, and interest payments in an amount equal to all of BMCLP's net cash flow, as defined, were due and payable monthly. All accrued but unpaid interest was added to principal and was to be due in full at maturity. No regular principal payments were required.

     c. The following payments (the Excess Payments) were scheduled to be due to Great Western on the last day of the months indicated. All amounts due through the debt restructuring on November 16, 1994 were paid.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   MORTGAGE DEBT - Continued

                                                           QUARTERLY
               PERIOD                                     PAYMENT DUE
               ------                                     -----------


               March 31, 1992                               $100,000
               June, September, December, 1992              $200,000
               March, June, September, December, 1993       $218,750
               March, June, September, December, 1994       $265,625
               March, June, September, December, 1995       $312,500


          The Excess Payments were applied: first, against expenses incurred by Great Western in connection with the restructuring of the Notes; second, to pay late charges owing on the Second Mortgage Note; third, to reduce accrued interest on the First Mortgage Note and then the Second Mortgage Note; and finally, to reduce principal on the First Mortgage Note and then the Second Mortgage Note. BMCLP paid all net cash flow to Great Western and, therefore, did not itself have cash to make the Excess Payments. Realty Management Company (Realty), an affiliate of one of the Special Limited Partners of BMCLP, receives a management fee for managing the Office Building equal to 4% of the Office Building s gross revenues. Realty agreed to defer its entire management fee, effective January 1, 1992, extending through January 1, 1996, and apply it toward payment of the Excess Payments. These amounts will be repaid in the future should sufficient funds exist. The Hyatt Corporation (Hyatt) also received a management fee for managing the Hotel equal to 4% of the Hotel s gross revenues. Hyatt agreed to a reduction of its management fee to 3% through December 31, 1995, which was applied toward payment of the Excess Payments. In addition, Capitol Hotel Group (CHG), an affiliate of the Managing General Partner, which managed another hotel owned by another partnership of which Alan I. Kay and Alan E. Rozansky were limited partners, had agreed to contribute certain management fees to fund the Excess Payments.

     d. BMCLP agreed to allow Great Western to take title to the Hotel and Office Building (the Development) without contest in the event of any default under the terms of the Notes, as modified, provided the fair market value of the Development was less than the then outstanding indebtedness payable. Therefore, BMCLP deposited in escrow, in recordable form, documents to immediately convey title to Great Western (the Documents) in the event of a default under any of the terms of the Notes, as modified. Great Western had the right to record the Documents and immediately take title to the Development if, on the maturity date, the fair market value of the Development was less than the then outstanding indebtedness payable and BMCLP had been otherwise unable to pay off the Notes. As discussed below, however, BMCLP restructured the Notes prior to the maturity date. As a condition to the 1994 debt restructuring, the new holder of the amended and restated Second Mortgage Note required that BMCLP deposit a deed in lieu of foreclosure in escrow to be recordable in the event

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   MORTGAGE DEBT - Continued

          of a default under that note.

                     Restructuring of Original Mortgage Debt
                     ---------------------------------------

     On November 16, 1994, Great Western sold the Notes to BMC Lender Partnership (BMC), an unaffiliated entity. BMC sold the First Mortgage Note to General Electric Capital Corporation (GECC) which amended and restated the First Mortgage Note (the Restated First Mortgage Note) to a principal amount of $48,000,000. BMC amended and restated the Second Mortgage Note (the Restated Second Mortgage Note) (collectively, the Restated Notes) to a principal amount of $10,000,000 advanced at closing. Of the total $58 million principal amount of the Restated Notes, $55 million was paid to Great Western in consideration for the Notes, approximately $1.8 million was used to fund loan fees and related costs on behalf of BMCLP, approximately $200,000 was used to fund interest and insurance premiums at the closing date and the remaining amount of approximately $1.0 million was deposited into an escrow account restricted for working capital requirements, as discussed in Note 2.

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at December 31, 1995 and 1994 was 5.81% and 5.73%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if a major tenant of the Office Building, as defined in the Restated First Mortgage Note agreement, shall not exercise their option to renew or cancels their lease, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. For the year ended December 31, 1995, GECC advanced $216,666 to BMCLP for tenant improvements.

     Annual principal payments due on the Restated First Mortgage Note are as follows:

                         1996                     $  1,299,996
                         1997                        1,299,996
                         1998                        1,299,996
                         1999                        1,299,996
                         2000                        1,299,996
                         Thereafter                 40,417,016
                                                  ------------
                              Total               $ 46,916,996
                                                  ============

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995, as discussed in Note 2.

     The Restated Second Mortgage Note stipulates that 16% interest is payable monthly from available cash flow, as defined, on a cumulative basis. Based on

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   MORTGAGE DEBT - Continued

the provisions of the Restated Second Mortgage Note, BMCLP s cash flow from operations shall be disbursed in the following priority:

     a.   Debt service and reserves on the Restated First Mortgage Note

     b. Establishment of working capital reserves of $50,000 plus an amount reasonably required to pay ordinary and necessary expenses of operations.

     c. Debt service on the Restated Second Mortgage Note (to the extent of available cash flow).

     d. Principal and interest on additional advances, as discussed below, if any, made to BMCLP by BMC.

     e. 75% of the remaining net cash flow (as defined) to BMC and 25% of the remaining net cash flow to BMCLP (less up to $50,000 per year to cover management and administrative costs of the Partnership and/or CRCC), subject to the establishment of the reserves as stipulated in the agreement, as discussed below.

     Furthermore, BMC is entitled to an Economic Value Participation Interest as defined which requires BMCLP to pay the following at the sale of the property or maturity date of the Restated Notes.

     a. 75% of the amount by which the Economic Value of the Development as defined up to $100 million exceeds the unpaid principal balance and accrued interest under the Restated Notes, and

     b.   50% of the Economic Value in excess of $100 million.

     In general, the Economic Value is defined by the Restated Second Mortgage Note as the value of the Development as determined by the Partnership or the average of three independent appraisals if deemed necessary by BMC.

     In 1995, $150,000 was paid to BMC as 75% of remaining net cash flow for 1994 and is included in net cash flow participation in the consolidated statement of operations. Also in 1995, $50,000 was paid to CRCC as management fees and is included in management fees in the consolidated statement of operations. Additionally, $150,000 and $50,000 were accrued as of December 31, 1995 for fiscal year 1995 net cash flow participation and management fees, respectively.

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5 million in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. Subsequent to December 31, 1995, the Partnership received an additional advance of $580,000 from BMC.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   MORTGAGE DEBT - Continued

     In connection with the debt restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any Maturity Date under the Restated Notes. As of December 31, 1995 and 1994, accrued interest of approximately $2,779,500 and $2,509,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during 1995, 1994 or 1993.

                              Debt Forgiveness
                              ----------------

     BMCLP's outstanding obligation under the First Restated Note prior to the restructuring was $178,373,753. The carrying amount of the outstanding principal and accrued interest that was forgiven based on the assignment and subsequent restatement of the First Mortgage Note is presented as deferred gain on debt forgiveness in the consolidated balance sheets. This amount is being amortized as an extraordinary gain over the remaining term of the Restated First Mortgage Note based on a constant effective yield as required by Statement of Financial Accounting Standards No. 15 (SFAS 15), "Accounting by Debtors and Creditors for Troubled Debt Restructurings".

     Based on the Restated First Mortgage Note s interest rate of 10.06% and 9.98% in effect at December 31, 1995 and 1994, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $73,150,159 and $74,620,628 at December 31, 1995 and 1994, respectively.
Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $156,408,615 and $176,521,019 at December 31, 1995 and 1994,
respectively) SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $83,258,456 and $101,900,391 difference between the carrying value and total future obligation of the debt at December 31, 1995 and 1994, respectively, was deferred and is being amortized as an extraordinary gain in the consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the year ended December 31, 1995, $4,556,760 was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from an increase in

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   MORTGAGE DEBT - Continued

the future obligation based on changes in the underlying index. For the year ended December 31, 1994, no portion of the deferred gain on debt forgiveness was reclassified. The adjusted deferred gain on debt forgiveness will be amortized as extraordinary gain over the remaining term of the Restated First Mortgage Note.

     For the years ending December 31, 1995 and 1994, amortization of this deferred debt forgiveness amounted to $14,085,175 and $1,852,734, respectively. The amortization of deferred gain is included in the extraordinary item of $13,825,315 and $1,820,252 at December 31, 1995 and 1994, respectively, in the consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $259,860 and $32,482 as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the years ended December 31, 1995 and 1994 amounted to $259,860 and $32,482, respectively, and were added to the principal balance of the Restated Second Mortgage Note.

     As discussed in Note 2, SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that the carrying amount of the total future obligation of the Restated First Mortgage Note, which represents the estimated total future obligation of principal and interest, approximates fair value based on the variable nature of the Restated First Mortgage Note's interest rate. Because future debt-service payments are contingent upon changes in the underlying index upon which the interest rate is calculated, the total future obligation of the Restated First Mortgage Note is expected to fluctuate with changing market rates of interest. The Partnership has determined that it is not practicable to estimate the fair value for the Restated Second Mortgage Note or the Third Mortgage Note due to: (1) the lack of an active market for these types of financial instruments, (2) the variable nature of the remaining net cash flow payments payable to BMC under the Restated Second Mortgage Note, as discussed above, (3) the variable nature of the Third Mortgage Note's interest payments as a result of its dependance on available cash flow from BMCLP, and (4) the excessive costs associated with an independent appraisal of the Restated Second Mortgage Note and the Third Mortgage Note.

5.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS OF CASH FLOW

     As discussed in Note 1, the Partnership is not obligated to fund the operating deficits of BMCLP. As a result, only the portion of net loss associated with activity of the Partnership (the Allocable Net Loss) has been allocated to the partners of the Partnership.

     In accordance with the Partnership Agreement, 1% of the Allocable Net Loss has been allocated to the general partners, and 99% of the Allocable Net Loss has been allocated to the limited partners. Allocations of cash flow

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS OF CASH FLOW - Continued

distributions are specified in the Partnership Agreement. See Note 4 for discussion of how BMCLP and the lenders of the Restated Notes participate in cash flow from BMCLP.

6.   RECONCILIATION OF NET INCOME (LOSS) PER FINANCIAL STATEMENTS
          TO NET INCOME (LOSS) PER TAX RETURN

     The following represents a reconciliation of the Partnership s financial statement net income (loss) to its tax return net income (loss) for the three years ended December 31, 1995, 1994 and 1993:

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   RECONCILIATION OF NET INCOME (LOSS) PER FINANCIAL STATEMENTS
          TO NET INCOME (LOSS) PER TAX RETURN - Continued


                                                                             1995             1994              1993
                                                                         ------------     ------------      ------------
Net income (loss) per financial statements                               $ 16,185,730     $ (8,803,610)     $(13,069,246)
Income (loss) attributable to minority interest                             9,177,717      (17,260,997)        2,619,169
Adjustments for tax purposes:
  Depreciation and amortization less than amounts
    allowed for tax purposes                                                 (956,169)      (2,564,036)       (1,976,405)
  Rents received in excess of rental income                                   492,112          294,375           343,132
  Increase in amortization                                                     20,868           20,868           (20,868)
  Debt forgiveness income                                                 (14,018,044)     139,939,727                --
  Meals and entertainment                                                      48,622           33,579                --
  Interest expense reversal                                                (6,567,046)      (1,504,339)
  Other                                                                        48,382         (548,349)          (36,090)
                                                                         ------------     ------------      ------------
Net income (loss) per tax return                                         $  4,432,172     $109,607,218      $(12,140,308)
                                                                         ============     ============      ============

7.   COMMITMENTS AND CONTINGENCIES

                              Management Agreements
                              ---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a base management fee of 3% (as modified) of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. Management fees paid to Hyatt for the years ended December 31, 1995, 1994 and 1993, were approximately $520,000, $482,000 and $422,000, respectively.
The incentive fees earned, as discussed in Note 8, for the years ending December 31, 1995 and 1994 were approximately $232,000 and $134,000, respectively, which are included in due to related parties in the accompanying consolidated balance sheets. No incentive fee was earned in 1993.

     Pursuant to the management agreement, Hyatt also provides chain services to Hotel such as promotion services, advertising, centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of December 31, 1995 and 1994, approximately $175,000 and $87,000, respectively, of this related party payable are recorded as due to affiliates in the accompanying financial statements.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined) in fiscal year 1995 and 1994, respectively. Unexpended reserves are recorded as escrows and deposits within the accompanying financial statements. The reserve balances included in escrows and deposits at December 31, 1995 and 1994, were approximately $114,000 and $256,000, respectively.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   COMMITMENTS AND CONTINGENCIES - Continued

     BMCLP entered into a management agreement with Realty, an affiliate of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty is to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. Under the terms of this agreement, Realty receives a monthly management fee equal to 4% of all income collected from the operation of the Office Building. As discussed in Note 4, Realty had agreed to allow BMCLP to defer payments of all management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt. In connection with the debt restructuring which occurred November 16, 1994, BMC paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total revenues. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the years ended December 31, 1995, 1994 and 1993, were approximately $391,000, $373,000 and $328,000, respectively.

                                  Ground Leases
                                  -------------

     BMCLP has entered into an agreement for a ground lease on land. The land lease expires on November 31, 2031, and can be renewed for an additional 49 years at the option of BMCLP. The agreement provides for $400,000 minimum quarterly rental payments. Additional rent is payable at the rate of 7.5% of annual gross receipts in excess of $31,000,000. No additional rent was due or paid for 1995, 1994 or 1993.

     Future minimum rental payments under the ground lease are as follows:

                    Year Ended
                    December 31,
                    ------------

                       1996                                 $  1,600,000
                       1997                                    1,600,000
                       1998                                    1,600,000
                       1999                                    1,600,000
                       2000                                    1,600,000
                       Thereafter                             51,200,000
                                                            ------------
                       Total future minimum payments        $ 59,200,000
                                                            ============

8.   RELATED-PARTY TRANSACTIONS

     A summary of indebtedness to affiliates of $3,029,645 and $2,568,661 as of December 31, 1995 and 1994, respectively, is presented below:

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   RELATED-PARTY TRANSACTIONS - Continued


                     Balance at                      Balance at                         Balance at
     Related         January 1,                     December 31,                       December 31,
     Party             1993          Additions         1994           Additions            1995
     -------        ------------    -----------     ------------     -----------       ------------
     CRI            $    69,234     $   166,645     $   235,879      $    53,780       $   289,659
     CHG                642,036         398,249       1,040,285           88,415         1,128,700
     Realty             614,831         357,402         972,233               --           972,233
     Hyatt                   --         320,264         320,264          318,789           639,053
                    -----------     -----------     -----------      -----------       -----------
                    $ 1,326,101     $ 1,242,560     $ 2,568,661      $   460,984       $ 3,029,645
                    ===========     ===========     ===========      ===========       ===========


     The $289,659 and $235,879 due to CRI as of December 31, 1995 and 1994, respectively, is partially comprised of $107,103 of advances to BMCLP to fund Excess Payments due on its mortgages with Great Western. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, $1,040,285 of the $1,128,700 and $1,040,285 due to CHG as of December 31, 1995 and 1994, and
$972,233 due to Realty as of December 31, 1995 and 1994 were also advanced to BMCLP to fund Excess Payments on the Great Western mortgage notes, as discussed in Note 4. The advances from CRI and CHG accrue interest at the prime rate plus 1% in accordance with the Partnership Agreement whereas the amount due to Realty is non-interest bearing. These advances plus any accrued interest will be repaid subject to cash availability as defined by the Partnership Agreement and the Restated Notes Agreements, as discussed in Note 4. Finally, the $639,053 and $320,264 due to Hyatt as of December 31, 1995 and 1994, respectively, consists of $463,821 and $233,193, respectively, of incentive management fees earned under its management agreement with BMCLP and is due subject to Hyatt meeting certain performance standards as defined in the Management Agreement. The remaining balance consists of trade payables to Hyatt for various services as described in Note 7.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 4. CRCC received a payment of $50,000 on January 31, 1995 from remaining net cash flow relating to 1994. Additionally, $50,000 was accrued as of December 31, 1995 for fiscal year 1995 management fees in the consolidated balance sheet.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the partnership agreement. No incentive management fee has been incurred or paid in 1995, 1994 and 1993.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   RELATED-PARTY TRANSACTIONS - Continued

     During 1995, 1994 and 1993, BMCLP entered into transactions with the Keystone Group, an affiliate of one of BMCLP's Special Limited Partners, to provide for the construction of tenant improvements and capital improvements in the Office Building. For the years ended December 31, 1995, 1994, and 1993, $379,298, $503,305 and $335,243, respectively was paid to the Keystone Group. Amounts paid during 1993 and through November 16, 1994 were paid directly by Great Western to Keystone Group, and thus this activity is included as a noncash investing activity in the accompanying statements of cash flows. In 1995, the Partnership was informed by the Special Limited Partner that the Keystone Group was no longer affiliated with the Special Limited Partner. As of February 20, 1996, the Partnership had not received verification of the change in affiliation.

     As discussed in Note 7, Realty, an affiliate of one of the Special Limited Partners, provides management services related to the Office Building and, as discussed in Note 4, Iroquois, which is also an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.

     Provident Commercial, an affiliate of one of BMCLP's Special Limited Partners, may receive free use of 9,719 square feet of office space until October 31, 2000. BMCLP estimates that the value of this rent-free office space is approximately $119,500 per year ($12.30 per square foot).

9.   RENTAL INCOME UNDER OPERATING LEASES

     BMCLP s principal leasing activities consist of office space rentals under operating leases. Future minimum rental receipts under noncancelable leases subsequent to December 31, 1995, are as follows.

                    Year Ended
                    December 31,
                    ------------

                       1996                                 $  7,063,555
                       1997                                    5,506,904
                       1998                                    4,109,868
                       1999                                    2,430,260
                       2000                                    2,287,437
                       Thereafter                              5,166,303
                                                            ------------
                       Total future minimum rental
                         receipts                           $ 26,564,327
                                                            ============

     BMCLP has entered into a parking lease with Monument Parking Co., Inc., dated March 14, 1983, for a term of 30 years commencing from the date the garage opened. Under the terms of this agreement, BMCLP receives all adjusted net gross receipts up to $1,500,000 and a percentage of fees in excess of $1,500,000, as stipulated in the agreement.

10.  DUE TO GUARANTOR OF OPERATING DEFICITS

     Pursuant to the BMCLP partnership agreement and operating deficit guarantee agreement, R&KCC, an affiliate of the Special Limited Partner, has guaranteed the funding of all BMCLP operating deficits up to $15,600,000. To satisfy a portion of this obligation, the shareholders of R&KCC arranged for the original

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  DUE TO GUARANTOR OF OPERATING DEFICITS - Continued

Second Mortgage Note as described in Note 4. Upon R&KCC s discontinuance of business, the Special Limited Partners assumed the obligations for funding operating deficits. The total due to R&KCC with respect to operating deficit loans, including accrued interest, is $2,243,984 and $2,120,800 as of December 31, 1995 and 1994, respectively. These amounts are net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of the Special Limited Partners, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is 1% over the prime rate and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,005,097 and $881,913 at December 31, 1995 and 1994, respectively, and has been added to the original advance amount and classified as due to guarantor of operating deficits in the accompanying consolidated balance sheets. For the years ended December 31, 1995 and 1994, no amounts were advanced to the BMCLP for operating deficits because the Special Limited Partners have represented that their net worth is not significant, their assets are very illiquid, and they do not have resources to meet their operating deficit obligations.

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                          Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically