Form 10-Q
period 1996-03-31
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1996-05-14
CIK 780348

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1996
                         --------------

Commission file number      0-14513
                         -------------


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP
- --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          District of Columbia                          52-1219926
- -----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
- -----------------------------------------         --------------------
(Address of principal executive offices)                (Zip Code)



                                 (301) 468-9200
- -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



             Class                         Outstanding at March 31, 1996
- ----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1996
            and December 31, 1995 . . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for the
            three months ended March 31, 1996 and 1995  . . .       2

          Consolidated Statements of Partners' Deficit - for
            the three months ended March 31, 1996   . . . . .       3

          Consolidated Statements of Cash Flows - for the three
            months ended March 31, 1996 and 1995  . . . . . .       4

          Notes to Consolidated Financial Statements  . . . .       5


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      17

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      21

Signatures    . . . . . . . . . . . . . . . . . . . . . . . .      22

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      23

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                                              As of            As of
                                                                                            March 31,       December 31,
                                                                                              1996             1995
                                                                                          -------------    -------------
                                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                                               $   1,089,163    $   1,351,524
  Restricted cash and cash equivalents                                                        1,423,460        1,607,970
  Accounts receivable, less allowance for doubtful accounts
    of $75,213 and $35,413, respectively                                                      1,515,829        1,433,999
  Prepaid expenses                                                                              558,528          840,370
  Current portion of deferred rent receivable                                                    20,932           20,932
  Inventory and other                                                                            79,650           78,392
                                                                                          -------------    -------------
          Total current assets                                                                4,687,562        5,333,187
                                                                                          -------------    -------------
Property and equipment:
  Buildings and tenant improvements                                                         121,652,972      121,441,795
  Furniture and equipment                                                                    14,771,135       14,618,333
                                                                                          -------------    -------------
                                                                                            136,424,107      136,060,128
  Less-accumulated depreciation                                                             (51,550,707)     (50,341,193)
                                                                                          -------------    -------------
          Total property and equipment                                                       84,873,400       85,718,935
                                                                                          -------------    -------------
Other assets:
  Deferred charges, less accumulated amortization of
    $2,104,408 and $1,843,919, respectively                                                   2,543,409        2,292,912
  Deferred rent receivable, less reserve of $107,010                                            407,109          407,109
  Escrows and deposits                                                                          287,466          176,938
                                                                                          -------------    -------------
          Total other assets                                                                  3,237,984        2,876,959
                                                                                          -------------    -------------
          Total assets                                                                    $  92,798,946    $  93,929,081
                                                                                          =============    =============
















                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND PARTNERS' DEFICIT

                                                                                              As of            As of
                                                                                            March 31,       December 31,
                                                                                              1996             1995
                                                                                          -------------    -------------
                                                                                           (Unaudited)
Current liabilities:
  Current portion of first mortgage note                                                  $   5,830,096    $   6,033,080
  Accounts payable                                                                              675,667          471,456
  Accrued expenses                                                                              805,833          726,157
  Due to affiliates                                                                           3,017,430        3,029,645
  Other liabilities                                                                              36,078           34,578
                                                                                          -------------    -------------
          Total current liabilities                                                          10,365,104       10,294,916

First mortgage note                                                                          64,905,969       67,117,079
Second mortgage note                                                                         17,709,577       18,050,167
Third mortgage note                                                                           5,847,000        5,779,500
Due to guarantor of operating deficits                                                        2,274,780        2,243,984
Deferred gain on debt forgiveness                                                            80,578,851       83,258,456
Deferred revenue and security deposits                                                          406,949          355,915
                                                                                          -------------    -------------
          Total liabilities                                                                 182,088,230      187,100,017
                                                                                          -------------    -------------
Commitments and contingencies (note 6)

Partners' deficit                                                                           (89,289,284)     (93,170,936)
                                                                                          -------------    -------------
          Total liabilities and partners' deficit                                         $  92,798,946    $  93,929,081
                                                                                          =============    =============






















                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                              -------------------------------
                                                                                                  1996               1995
                                                                                              ------------       ------------
Revenue:
  Rooms                                                                                       $  2,691,543       $  2,709,833
  Food and beverage                                                                              1,172,877          1,104,249
  Telephone                                                                                        155,615            128,450
  Office retail and parking rentals                                                              2,325,613          2,330,587
  Other                                                                                             18,858             19,386
                                                                                              ------------       ------------
                                                                                                 6,364,506          6,292,505
                                                                                              ------------       ------------
Departmental expenses:
  Rooms                                                                                            567,068            570,437
  Food and beverage                                                                                941,107            880,799
  Telephone                                                                                        105,830             98,096
                                                                                              ------------       ------------
                                                                                                 1,614,005          1,549,332
                                                                                              ------------       ------------
Gross operating income                                                                           4,750,501          4,743,173
                                                                                              ------------       ------------
Unallocated operating expenses:
  Administrative                                                                                   412,069            443,468
  Marketing                                                                                        368,168            363,162
  Energy costs                                                                                     386,357            414,240
  Property operations and maintenance                                                              508,687            467,777
                                                                                              ------------       ------------
                                                                                                 1,675,281          1,688,647
                                                                                              ------------       ------------
Operating income before interest and other income, fixed charges
  and other deductions and extraordinary item - gain on debt forgiveness                         3,075,220          3,054,526
                                                                                              ------------       ------------
Interest and other income                                                                            7,788              7,429
                                                                                              ------------       ------------
Fixed charges and other deductions:
  Depreciation                                                                                   1,209,514          1,200,000
  Amortization                                                                                     197,667             92,566
  Interest expense                                                                                 189,360            138,877
  Management fees                                                                                  279,248            223,520
  Real estate and personal property taxes                                                          281,226            276,793
  Ground rent                                                                                      400,000            400,000
  Other                                                                                            160,658            322,043
                                                                                              ------------       ------------
                                                                                                 2,717,673          2,653,799
                                                                                              ------------       ------------
Net income before extraordinary item - gain on debt forgiveness                                    365,335            408,156

Extraordinary item-gain on forgiveness                                                           3,516,317          3,633,089
                                                                                              ------------       ------------

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                    (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                              -------------------------------
                                                                                                  1996               1995
                                                                                              ------------       ------------

Net income                                                                                       3,881,652          4,041,245

Net income attributed to minority interest                                                      (3,891,288)        (4,043,326)
                                                                                              ------------       ------------
Net loss attributed to Partnership                                                            $     (9,636)      $     (2,081)
                                                                                              ============       ============
Net loss allocated to general partners and affiliated initial limited partner (1.01%)         $        (97)      $        (21)
                                                                                              ============       ============
Net loss allocated to additional limited partners (98.99%)                                    $     (9,539)      $     (2,060)
                                                                                              ============       ============
Net loss allocated to limited partners per unit                                               $     (15.90)      $      (3.43)
                                                                                              ============       ============
Limited partnership units issued and outstanding                                                       600                600
                                                                                              ============       ============
































                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                     For the three months ended March 31, 1996

                                   (Unaudited)


                                                                                             Losses not
                                                                 General       Limited       Allocable
                                                                 Partners      Partners      to Partners          Total
                                                                 ---------     --------     -------------     -------------
Balance, December 31, 1995                                       $(529,079)    $351,801     $ (92,993,658)    $ (93,170,936)

  Net loss attributed to Partnership                                   (97)      (9,539)               --            (9,636)

  Net income attributed to minority
   interest (Note 2)                                                    --           --         3,891,288         3,891,288
                                                                 ---------     --------     -------------     -------------
Balance, March 31, 1996                                          $(529,176)    $342,262     $ (89,102,370)    $ (89,289,284)
                                                                 =========     ========     =============     =============



































                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                              -------------------------------
                                                                                                  1996               1995
                                                                                              ------------       ------------
Cash flows from operating activities:
  Net income                                                                                  $  3,881,652       $  4,041,245

  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                  1,209,514          1,200,000
   Amortization                                                                                    197,667             92,566
   Extraordinary item-gain on debt forgiveness                                                  (3,516,317)        (3,633,089)
   Interest expense related to the amortization of financing costs                                  62,822             62,834
   Net interest expense added to debt                                                               98,296             85,544
   Interest payments treated as a reduction in mortgage debt                                    (1,187,417)        (1,187,415)
   Changes in assets and liabilities:
     Decrease (increase) in restricted cash and cash equivalents                                   184,510           (326,117)
     Increase in accounts receivable, net                                                          (81,830)          (125,034)
     Decrease in prepaid expenses                                                                  281,842            273,600
     (Increase) decrease in inventory and other                                                     (1,258)             7,699
     Decrease in deferred rent receivable, net                                                          --            100,905
     (Increase) decrease in escrows and deposits                                                  (110,528)           217,446
     Increase (decrease) in accounts payable                                                       204,211            (13,685)
     Increase in accrued expenses                                                                   79,676            138,708
     Increase in other liabilities                                                                   1,500                850
     Increase in deferred revenue and security deposits                                             51,034             64,500
                                                                                              ------------       ------------
      Net cash provided by operating activities                                                  1,355,374          1,000,557
                                                                                              ------------       ------------
Cash flows from investing activities:
  Purchase of building improvements                                                               (211,177)          (131,300)
  Purchase of furniture and equipment                                                             (152,802)          (342,957)
  Payment of leasing costs                                                                        (510,986)           (49,790)
                                                                                              ------------       ------------
      Net cash used in investing activities                                                       (874,965)          (524,047)
                                                                                              ------------       ------------
Cash flows from financing activities:
  Net payment of debt                                                                             (730,555)          (844,204)
  Proceeds from advances from affiliates                                                            34,753             47,791
  Repayment of advances from affiliates                                                            (46,968)                --
                                                                                              ------------       ------------
      Net cash used in financing activities                                                       (742,770)          (796,413)
                                                                                              ------------       ------------







                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                    (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                              -------------------------------
                                                                                                  1996               1995
                                                                                              ------------       ------------
Net decrease in cash and cash equivalents                                                         (262,361)          (319,903)

Cash and cash equivalents, beginning of period                                                   1,351,524          1,649,561
                                                                                              ------------       ------------

Cash and cash equivalents, end of period                                                      $  1,089,163       $  1,329,658
                                                                                              ============       ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                    $  1,592,972       $  1,737,416
                                                                                              ============       ============




































                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Income Properties-C Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of March 31, 1996 and December 31, 1995 and the results of its consolidated operations for the three months ended March 31, 1996 and 1995 and its consolidated cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While CRI believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's annual report filed on Form 10-K for the year ended December 31, 1995.

     The results for the three months in the period ended March 31, 1996 are not necessarily indicative of the results expected for the entire year.

2.   THE PARTNERSHIP

     The Partnership, a District of Columbia limited partnership, was organized as of December 15, 1984. The purpose of the Partnership is to invest in real estate by acquiring and holding a limited partnership interest in Bethesda Metro Center Limited Partnership (BMCLP). BMCLP owns and operates a 381-room hotel known as the Hyatt Regency Bethesda Hotel (the Hotel) and an office building known as Bethesda Metro Office Building (the Office Building) located in Bethesda, Maryland, containing approximately 336,000 square feet of net rentable office space and approximately 18,000 square feet of net rentable retail space. In addition, attached to the structure is a parking facility for approximately 1,300 cars serving the entire development.

     CRI, as Managing General Partner of the Partnership, has a 0.01% general partner interest. Other general partner interests which total 0.99% are held by three individuals affiliated (or formerly affiliated) with CRI. The total limited partner interest of 99% is comprised of 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and the remaining 98.99% interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP's former first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying financial statements as of March 31, 1996 and December 31, 1995 and for each of the three-month periods ended March 31, 1996 and 1995 have been consolidated with BMCLP.

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

     Therefore, of the total partners deficit of $89,289,284 and $93,170,936 as of March 31, 1996 and December 31, 1995, respectively, $89,102,370 and $92,993,658, respectively, are not attributable to the partners of the Partnership. Rather, they are attributable to the Special Limited Partners of BMCLP. The amounts attributable to the Special Limited Partners as of March 31, 1996 and December 31, 1995 are comprised of cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 of $77,472,839, and cumulative net BMCLP losses of $11,629,531 and $15,520,819 as of March 31, 1996 and December 31, 1995, respectively. BMCLP losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership invested $42,500,100 in cash in BMCLP through March 31, 1996, to acquire a 92.5% limited partnership interest. BMCLP losses before June 15, 1992, were not recorded in the accompanying financial statements of the Partnership since cumulative BMCLP losses exceeded the Partnership's investment in 1992. Prior to June 15, 1992, the Partnership's investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, subsequent to June 15, 1992, the Partnership's investment in BMCLP has been consolidated in the accompanying financial statements (see Note 2).

     Condensed financial information of the Partnership on an unconsolidated basis is as follows:


                                 BALANCE SHEETS
                                 --------------

                                                 As of            As of
                                               March 31,       December 31,
                                                 1996              1995
                                             ------------      ------------
                                              (Unaudited)
Total assets                                 $        116      $        116
                                             ============      ============

Accounts payable                             $    187,030      $    177,394
Partners' deficit                                (186,914)         (177,278)
                                             ------------      ------------
Total liabilities and partners' deficit      $        116      $        116
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                               For the three months ended
                                                         March 31,
                                             ------------------------------
                                                 1996              1995
                                             ------------      ------------
Professional fees                            $      8,450      $         --
Other expenses                                      1,186             2,081
                                             ------------      ------------
Net loss                                     $      9,636      $      2,081
                                             ============      ============


     Condensed financial information of BMCLP on an unconsolidated basis is as follows:

                                 BALANCE SHEETS
                                 --------------


                                                 As of            As of
                                               March 31,       December 31,
                                                 1996              1995
                                             -------------     -------------
                                              (Unaudited)
Investment in real estate, at cost, net      $  84,873,400     $  85,718,935
Current assets                                   4,687,446         5,333,071
Other assets                                     3,237,984         2,876,959
                                             -------------     -------------
Total assets                                 $  92,798,830     $  93,928,965
                                             =============     =============

Current liabilities                          $  10,178,074     $  10,117,522
Other liabilities                              171,723,126       176,805,101
Partners' deficit                              (89,102,370)      (92,993,658)
                                             -------------     -------------
Total liabilities and partners' deficit      $  92,798,830     $  93,928,965
                                             =============     =============


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                               For the three months ended
                                                       March 31,
                                             ------------------------------
                                                 1996              1995
                                             ------------      ------------
Revenues                                     $  6,372,294      $  6,299,934
Expenses                                       (5,997,323)       (5,889,697)
                                             ------------      ------------
Income before extraordinary item                  374,971           410,237
Extraordinary item-gain on debt forgiveness     3,516,317         3,633,089
                                             ------------      ------------
     Net income                              $  3,891,288      $  4,043,326
                                             ============      ============


     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value due to the short-term nature of the related financial instruments.

     On November 16, 1994, BMCLP's lender sold its first and second mortgage notes (collectively, the Notes) to BMC Lender Partnership (BMC), an unaffiliated entity. BMC sold the first mortgage note to General Electric Capital Corporation (GECC) which amended and restated the first mortgage note (the Restated First Mortgage Note) to a principal amount of $48,000,000. BMC amended and restated the second mortgage note (the Restated Second Mortgage Note) (collectively, the Restated Notes) to a principal amount of $10,000,000 advanced at closing.

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at March 31, 1996 and December 31, 1995 was 5.45% and 5.81%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if a major tenant of the Office Building, as defined in the Restated First Mortgage Note agreement, shall not exercise their option to renew or cancels their lease, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

costs and other capital improvements but may be used to fund other cash flow needs as well. During the three months ended March 31, 1996 and 1995, GECC advanced $0 and $216,666, respectively, to BMCLP for tenant improvements.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995 through December 1, 1998. As of March 31, 1996 and December 31, 1995, $346,875 and $277,500, respectively, had been deposited into the interest reserve account and is reflected in restricted cash and cash equivalents on the accompanying consolidated balance sheet.

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

     (c) Debt service on the Restated Second Mortgage Note, to the extent of available cash flow.

     (d) Principal and interest on additional advances, as discussed below, if any, made to BMCLP by BMC.

     (e) 75% of the remaining net cash flow (as defined) to BMC and 25% of the remaining net cash flow to BMCLP (less up to $50,000 per year to cover management and administrative costs of the Partnership and/or CRCC), subject to the establishment of the reserves as stipulated in the agreement, as discussed below.

     Furthermore, BMC is entitled to an Economic Value Participation Interest (as defined) which requires BMCLP to pay the following at the sale or refinancing of the property or the maturity date of the Restated Notes.

     (a) 75% of the amount by which the Economic Value (as defined) of the Hotel and Office Building (the Development), up to $100 million, exceeds the unpaid principal balance and accrued interest under the Restated Notes, and

     (b)  50% of the Economic Value in excess of $100 million.

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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5,000,000 in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of April 30, 1996, no additional advances have been made.

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to BMC. As of March 31, 1996 and December 31, 1995, balances in the escrow account totalled $158,654 and $738,654, respectively. On February 1, 1996, BMC released $580,000 to BMCLP to fund operating expenses. On April 5, 1996, BMC released an additional $135,000 to BMCLP to fund operating expenses.

     In connection with the restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any maturity date under the Restated Notes. As of March 31, 1996 and December 31, 1995, accrued interest of $2,847,000 and $2,779,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during the three months ended March 31, 1996.

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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Based on the Restated First Mortgage Note s interest rate of 9.70% and 10.06% in effect at March 31, 1996 and December 31, 1995, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $70,736,065 and $73,150,159 at March 31, 1996 and December 31, 1995,
respectively. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $151,314,916 and $156,408,615 at March 31, 1996 and December 31, 1995, respectively) SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $80,578,851 and $83,258,456 difference between the carrying value and total future obligation of the debt at March 31, 1996 and December 31, 1995, respectively, was deferred and is being amortized as an extraordinary gain in the consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the three months ended March 31, 1996, $901,677 was reclassified from the Restated First Mortgage Note to the deferred gain on debt forgiveness resulting from decreases in the future obligation based on decreases in the underlying index. For the three months ended March 31, 1995, $203,909 was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from increases in the future obligation based on increases in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as extraordinary gain over the remaining term of the Restated First Mortgage Note.

     For the three months ended March 31, 1996 and 1995, amortization of this deferred debt forgiveness amounted to $3,581,282 and $3,698,054, respectively. The amortization of deferred gain is included in the extraordinary item of $3,516,317 and $3,633,089 at March 31, 1996 and 1995, respectively, in the consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $64,965, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for each of the three months ended March 31, 1996 and 1995 amounted to $64,965 and was added to the principal balance of the Restated Second Mortgage Note.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     As discussed in Note 3, SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that the carrying amount of the total future obligation of the Restated First Mortgage Note, which represents the estimated total future obligation of principal and interest, approximates fair value based on the variable nature of the Restated First Mortgage Note's interest rate. Because future debt-service payments are contingent upon changes in the underlying index upon which the interest rate is calculated, the total future obligation of the Restated First Mortgage Note is expected to fluctuate with changing market rates of interest. The Partnership has determined that it is not practicable to estimate the fair value for the Restated Second Mortgage Note or the Third Mortgage Note due to: (1) the lack of an active market for these types of financial instruments, (2) the variable nature of the remaining net cash flow payments payable to BMC under the Restated Second Mortgage Note, as discussed above, (3) the variable nature of the Third Mortgage Note's interest payments as a result of its dependance on available cash flow from BMCLP, and (4) the excessive costs associated with an independent appraisal of the Restated Second Mortgage Note and the Third Mortgage Note.

4.   RELATED-PARTY TRANSACTIONS

     A summary of indebtedness to affiliates of $3,017,430 and $3,029,645 as of March 31, 1996 and December 31, 1995, respectively, is presented below:

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   RELATED-PARTY TRANSACTIONS - Continued


                                Balance at          Additions        Balance at
        Related-Party       December 31, 1995       (Payments)     March 31, 1996
        -------------       -----------------       ---------      ---------------
        CRI                    $   289,659          $  12,594        $   302,253
        CHG                      1,128,700             22,159          1,150,859
        Realty                     972,233                 --            972,233
        Hyatt                      639,053            (46,968)           592,085
                               -----------          ---------        -----------
                               $ 3,029,645          $ (12,215)       $ 3,017,430
                               ===========          =========        ===========


     The $302,254 and $289,659 due to CRI as of March 31, 1996 and December 31, 1995, respectively, is partially comprised of $107,103 of advances to BMCLP to fund certain payments due on its mortgages with BMCLP's former lender. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, $1,040,285 of the $1,150,859 and $1,128,700 due to CHG as of March 31, 1996 and December 31, 1995, respectively, and $972,233 due to Realty as of March 31, 1996 and December 31, 1995 were also advanced to BMCLP to fund certain payments on the its mortgage notes with its former lender. The advances from CRI and CHG accrue interest at the prime rate plus 1% in accordance with the Partnership Agreement whereas the amount due to Realty is non-interest bearing. These advances plus any accrued interest will be repaid subject to cash availability as defined by the Partnership Agreement and the Restated Notes Agreements, as discussed in
Note 3. Finally, the $592,085 and $639,053 due to Hyatt as of March 31, 1996 and December 31, 1995, respectively, consists of $463,821 of incentive management fees earned under its management agreement with BMCLP and is due subject to Hyatt meeting certain performance standards as defined in the Management Agreement. The remaining balances consist of trade payables to Hyatt for various services as described in Note 6.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 3. CRCC received a payment of $50,000 on January 31, 1995 from remaining net cash flow relating to 1994. Additionally, $50,000 was accrued as of December 31, 1995 for fiscal year 1995 management fees in the consolidated balance sheets. This amount has not been paid as of April 30, 1996.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the partnership agreement. No incentive management fee has been incurred or paid for the three months ended March 31, 1996 and 1995.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   RELATED-PARTY TRANSACTIONS - Continued

     During 1995, BMCLP entered into transactions with the Keystone Group, a former affiliate of one of BMCLP's Special Limited Partners, to provide for the construction of tenant improvements and capital improvements in the Office Building. For the three months ended March 31, 1995, $62,037 was paid to the Keystone Group. In 1995, the Partnership was informed by the Special Limited Partner that the Keystone Group was no longer affiliated with the Special Limited Partner.

     As discussed in Note 6, Realty, an affiliate of one of the Special Limited Partners, provides management services related to the Office Building and, as discussed in Note 3, Iroquois, which is also an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.

     Provident Commercial, an affiliate of one of BMCLP's Special Limited Partners, may receive free use of 9,719 square feet of office space until October 31, 2000. BMCLP estimates that the value of this rent-free office space is approximately $29,875 per quarter ($12.30 per square foot).

5.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS OF CASH FLOW

     In accordance with the Partnership Agreement, 1% of the Allowable Net Loss has been allocated to the general partners, and 99% of the Allowable Net Loss has been allocated to the limited partners. Allocations of cash flow distributions are specified in the Partnership Agreement.

6.   COMMITMENTS AND CONTINGENCIES

Management Agreements
- ---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a basic management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. In 1992, in connection with a loan modification completed by BMCLP, Hyatt agreed to reduce its basic management fee from 4% to 3% from December 31, 1991 to December 31, 1995. As of January 1, 1996, the basic management fee has returned to 4%. Management fees paid to Hyatt for the three months ended March 31, 1996 and 1995, were approximately $161,556 and $119,000, respectively.

     Pursuant to the management agreement, Hyatt also provides chain services to the Hotel such as promotion services, advertising, centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of March 31, 1996 and December 31, 1995, approximately $128,000 and $175,000, respectively, of this related party payable are recorded as due to affiliates in the accompanying consolidated financial statements.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits within the accompanying financial statements. The reserve

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES - Continued

balances included in escrows and deposits at March 31, 1995 and December 31, 1995, were approximately $224,000 and $114,000, respectively.

     BMCLP entered into a management agreement with Realty, an affiliate of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty is to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. Under the terms of this agreement, Realty receives a monthly management fee equal to 4% of all income collected from the operation of the Office Building. Realty had agreed to allow BMCLP to defer payments of all management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt. In connection with the debt restructuring which occurred November 16, 1994, BMC paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total revenues. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the three months ended March 31, 1996 and 1995, were approximately $118,000 and $105,000, respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                                    Liquidity
                                    ---------

     The Registrant does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1996, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of Bethesda Metro Center Limited Partnership (BMCLP), it is unlikely that the Registrant will receive any cash distribution from its investment in BMCLP in 1996 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP's mortgage notes. However, the Managing General Partner of the Registrant has represented a willingness to fund projected cash flow requirements of the Registrant for the year ending December 31, 1996.

     At March 31, 1996 and December 31, 1995, the Registrant had $116 in available cash.

     During the first three months of 1996, the Registrant recorded a $9,636 increase in accounts payable. The increase in accounts payable includes an increase of $6,511 in loan payable to its Managing General Partner for administrative expenses and an increase of $3,125 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Registrant owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $1,089,047 and $1,351,408 at March 31, 1996 and December 31, 1995, respectively. BMCLP had restricted cash and cash equivalents of $1,423,460 and $1,607,970 at March 31, 1996 and December 31, 1995, respectively. During the first three months of 1996, unrestricted cash and cash equivalents decreased $262,361 despite net income of $3,891,288. This was due largely as the result of the non-cash gain on debt forgiveness of $3,516,317, as well as the net debt payments of $1,917,971 and the fixed asset additions and payment of leasing costs of $363,979 and $510,986, respectively, which were offset by depreciation and amortization totalling $1,407,181, as well as decreases in prepaid expenses and restricted cash and cash equivalents of $281,842 and $184,510, respectively, and increases in accounts payable and accrued expenses of $204,211 and $79,676, respectively.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


March 31, 1996, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K do not concur with this amount. As of March 31, 1996 and December 31, 1995, R&K have provided $2,274,780 and $2,243,984, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,035,893 and $1,005,097 at March 31, 1996 and December 31, 1995, respectively, and has been added to the original advance amount. For the three months ended March 31, 1996 and 1995, no amounts were advanced to BMCLP for operating deficits because R&K have represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated First and Second Mortgage Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. During the three months ended March 31, 1996, GECC advanced $0 and $216,666, respectively, to BMCLP for tenant improvements.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the $1,038,654 that was placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses of the Development including payments under the Restated Notes. On April 3, 1995, BMCLP withdrew $400,000 from the escrow account to help pay the interest due on the Restated Second Mortgage Note. BMCLP deposited $100,000 into the escrow account on April 18, 1995. On February 1, 1996 and April 5, 1996, BMCLP withdrew $580,000 and $135,000, respectively, from the escrow account to help pay operating expenses.

     BMC may advance additional amounts up to $5,000,000 to BMCLP in accordance with the Restated Second Mortgage Note. Also, BMC may re-advance funds received from BMCLP as additional interest payments (75% net cash flow) if BMCLP pays its 25% share of net cash flow held in reserves. No advances were made by BMC to BMCLP in 1996 or 1995.

                              Results of Operations
                              ---------------------

Registrant
- ----------

     The Registrant recorded a net loss for the first quarter of 1996 of $9,636 as compared with a net loss of $2,081 for the corresponding period in 1995. Operating expenses during the first quarter of 1996 were $7,555 higher than 1995 primarily due to an increase in accounting and auditing fees, which was partially offset by a decrease in general and administrative expenses.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


Bethesda Metro Center Limited Partnership
- -----------------------------------------

     BMCLP's net income for the first quarter of 1996 decreased $152,038 or 4% from the corresponding period in 1995, primarily as a result of a decrease in the extraordinary gain on debt forgiveness recognized in the first quarter of 1996 as compared to the same period in 1995 due to fluctuations in the underlying index. Contributing to the decrease in BMCLP's net income was an increase in amortization expense as a result of increased deferred charges. Partially offsetting the decrease in BMCLP's net income was an increase in food and beverage revenues, as discussed below.

     Room revenue decreased by $18,290 or 1% from the first quarter of 1995. A decrease in hotel occupancy from 74% during the first quarter of 1995 to 69% during the first quarter of 1996 was offset by a $5 increase in average room rate in 1996 compared to the first quarter of 1995. As a result, room revenue for the first quarter of 1996 did not change significantly from the first quarter of 1995. Food and beverage revenues increased by $68,628 or 6% from the same period last year as a result of increased banquet patronage. Telephone revenues increased by $27,165 or 21% compared to the first quarter of 1995 primarily due to increased long distance usage by hotel guests. The increases in telephone and food and beverage revenues resulted in first quarter gross operating profits which exceeded the same period last year by approximately $33,000, or 2%.

     Office building revenue for the first quarter of 1996 did not change significantly from the first quarter of 1995. The occupancy of the office building decreased from 96% to 95%, while the rental rate of the office building increased $1 in the first quarter of 1996 as compared to the first quarter of 1995. The retail and marketplace occupancy increased from 76% to 97% primarily due to the reclassification of 4,155 square feet of retail space to office space. The retail and marketplace average rental rate remained constant at $38 during the first quarter of 1996 as compared to 1995.

     Operating expenses of the office building for the first quarter of 1996 did not change significantly from the first quarter of 1995.

     The following tables outline pertinent unaudited data regarding the operations of the hotel and office building:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                 OFFICE BUILDING
                                 ---------------
                                   (Unaudited)

                                               For the three months ended
                                                       March 31,
                                             ------------------------------
                                                 1996              1995
                                             ------------      ------------
Leasing:
- -------
Average Space Occupied:
  Office                                               95%               96%
  Retail and Marketplace                               97%               76%

Average Rental Rate:
  Office                                              $24               $23
  Retail and Marketplace                              $38               $38

Operations:
- ----------
Total Income                                 $  2,325,613      $  2,330,587
Operating Expenses                               (605,720)         (598,793)
                                             ------------      ------------
Gross Operating Profits
  (Before Depreciation, Management Fees
  and Other Fixed Costs)                     $  1,719,893      $  1,731,794
                                             ============      ============

                                      HOTEL
                                 ---------------
                                   (Unaudited)

                                               For the three months ended
                                                       March 31,
                                             ------------------------------
                                                 1996              1995
                                             ------------      ------------
Operations:
- ----------
Actual Average Occupancy                               69%               74%
Actual Average Room Rate                             $112              $107
Rooms Revenue                                $  2,691,543      $  2,709,833
Food & Beverage Revenues                     $  1,172,877      $  1,104,249
Room Profits                                 $  2,124,475      $  2,139,396
Food & Beverage Profits                      $    231,770      $    223,450
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                $  1,355,327      $  1,322,732

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Partnership, to an extent not currently ascertainable. These factors, include, but are not limited to, over building of office, hotel or commercial space; changes in the general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the proximate business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God. As of April 30, 1996, the local government in Montgomery County, Maryland, where the hotel is located, is contemplating an increase in room taxes from 5% to 7%.

     In addition, Hotel occupancy and room rates may be adversely affected by a downturn in the business cycle or by shortages of gasoline or increases in the price of gasoline, increases in airline fare rates or the curtailment of airline service, or other constraints upon travel. Furthermore, in the event mortgage payment and/or tax assessment obligations are not met, the Partnership may sustain a loss of its equity investment as a result of foreclosure of the Restated First or Second Mortgage Notes and/or tax sale.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1996.

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

                                   CAPITAL INCOME PROPERTIES-C
                                     LIMITED PARTNERSHIP
                                     (Registrant)


                                   By:  CRI, Inc.,
                                        Managing General Partner


May 14, 1996                       By:   /s/ H. William Willoughby
- --------------------                    ---------------------------------
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

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
- -------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically