Form 10-Q
period 1996-06-30
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1996-08-14
CIK 780348

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1996
                         -------------

Commission file number      0-14513
                         -------------


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP
- --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          District of Columbia                          52-1420605
- -----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
- -----------------------------------------         --------------------
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



             Class                         Outstanding at June 30, 1996
- ----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of June 30, 1996
            and December 31, 1995 . . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for the
            three and six months ended June 30, 1996 and 1995       2-3

          Consolidated Statements of Partners' Deficit - for
            the six months ended June 30, 1996  . . . . . . .       4

          Consolidated Statements of Cash Flows - for the six
            months ended June 30, 1996 and 1995 . . . . . . .       5

          Notes to Consolidated Financial Statements  . . . .       6-17


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      18

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      23

Signatures    . . . . . . . . . . . . . . . . . . . . . . . .      24

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      25

                             CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                        CONSOLIDATED BALANCE SHEETS

                                                    ASSETS

                                                                                    As of               As of
                                                                                   June 30,          December 31,
                                                                                     1996               1995
                                                                                -------------       -------------
                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $   2,065,379       $   1,351,524
     Restricted cash and cash equivalents                                           1,683,952           1,607,970
     Accounts receivable, less allowance for doubtful accounts
       of $75,093 and $35,413, respectively                                         1,160,370           1,433,999
     Prepaid expenses                                                                 275,994             840,370
     Current portion of deferred rent receivable                                       20,932              20,932
     Inventory and other                                                               69,073              78,392
                                                                                -------------       -------------
               Total current assets                                                 5,275,700           5,333,187
                                                                                -------------       -------------
Property and equipment:
     Buildings and tenant improvements                                            121,945,291         121,441,795
     Furniture and equipment                                                       14,824,210          14,618,333
                                                                                -------------       -------------
                                                                                  136,769,501         136,060,128
     Less-accumulated depreciation                                                (52,760,221)        (50,341,193)
                                                                                -------------       -------------
          Total property and equipment                                             84,009,280          85,718,935
                                                                                -------------       -------------
Other assets:
     Deferred charges, less accumulated amortization of
       $2,364,896 and $1,843,919, respectively                                      2,350,652           2,292,912
     Deferred rent receivable, less reserve of $107,010                               407,109             407,109
     Escrows and deposits                                                             387,769             176,938
                                                                                -------------       -------------
          Total other assets                                                        3,145,530           2,876,959
                                                                                -------------       -------------
          Total assets                                                          $  92,430,510       $  93,929,081
                                                                                =============       =============
















                              The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP
                                    LIABILITIES AND PARTNERS' DEFICIT

                                                                                    As of               As of
                                                                                   June 30,          December 31,
                                                                                     1996               1995
                                                                                -------------       -------------
                                                                                 (Unaudited)

Current liabilities:
     Current portion of first mortgage note                                     $   5,853,705       $   6,033,080
     Accounts payable                                                                 530,743             471,456
     Accrued expenses                                                                 682,636             726,157
     Due to affiliates                                                              3,056,480           3,029,645
     Other liabilities                                                                 36,078              34,578
                                                                                -------------       -------------
               Total current liabilities                                           10,159,642          10,294,916

First mortgage note                                                                64,471,865          67,117,079
Second mortgage note                                                               17,368,986          18,050,167
Third mortgage note                                                                 5,914,500           5,779,500
Due to guarantor of operating deficits                                              2,305,576           2,243,984
Deferred gain on debt forgiveness                                                  76,543,837          83,258,456
Deferred revenue and security deposits                                                311,696             355,915
                                                                                -------------       -------------
               Total liabilities                                                  166,916,460         187,100,017
                                                                                -------------       -------------
Commitments and contingencies (note 6)

Partners' deficit                                                                 (84,645,592)        (93,170,936)
                                                                                -------------       -------------
               Total liabilities and partners' deficit                          $  92,430,510       $  93,929,081
                                                                                =============       =============
























                              The accompanying notes are an integral part of these consolidated financial statements.

                           CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (Unaudited)

                                                              For the three months ended         For the six months ended
                                                                        June 30,                          June 30,
                                                             -----------------------------     -----------------------------
                                                                 1996             1995             1996             1995
                                                             ------------     ------------     ------------     ------------
Revenue:
  Rooms                                                      $  3,486,274     $  3,355,562     $  6,177,817     $  6,065,395
  Food and beverage                                             1,387,526        1,332,181        2,560,403        2,436,430
  Telephone                                                       173,251          173,649          328,866          302,099
  Office retail and parking rentals                             2,313,456        2,338,722        4,639,069        4,669,309
  Other                                                            31,607           17,339           50,465           36,725
                                                             ------------     ------------     ------------     ------------
                                                                7,392,114        7,217,453       13,756,620       13,509,958
                                                             ------------     ------------     ------------     ------------
Departmental expenses:
  Rooms                                                           676,212          665,200        1,243,280        1,235,637
  Food and beverage                                               968,642          887,224        1,909,749        1,768,023
  Telephone                                                        92,764          113,683          198,594          211,779
  Other                                                               511               --              511               --
                                                             ------------     ------------     ------------     ------------
                                                                1,738,129        1,666,107        3,352,134        3,215,439
                                                             ------------     ------------     ------------     ------------
Gross operating income                                          5,653,985        5,551,346       10,404,486       10,294,519
                                                             ------------     ------------     ------------     ------------
Unallocated operating expenses:
  Administrative                                                  450,342          387,646          862,411          831,114
  Marketing                                                       365,789          368,207          733,957          731,369
  Energy costs                                                    459,313          418,268          845,670          832,508
  Property operations and maintenance                             562,304          553,036        1,070,991        1,020,813
                                                             ------------     ------------     ------------     ------------
                                                                1,837,748        1,727,157        3,513,029        3,415,804
                                                             ------------     ------------     ------------     ------------
Operating income before interest and other
  income, fixed charges and other deductions
  and extraordinary item - gain on debt forgiveness             3,816,237        3,824,189        6,891,457        6,878,715
                                                             ------------     ------------     ------------     ------------
Interest and other income                                           9,371           12,321           17,159           19,750
                                                             ------------     ------------     ------------     ------------
Fixed charges and other deductions:
  Depreciation                                                  1,209,514        1,200,000        2,419,028        2,400,000
  Amortization                                                    197,667           92,566          395,334          185,132
  Interest expense                                                188,633          273,109          377,993          411,986
  Management fees                                                 297,546          241,175          576,794          464,695
  Real estate and personal property taxes                         283,115          276,793          564,341          553,586
  Ground rent                                                     400,000          400,000          800,000          800,000
  Net cash flow participation                                          --          150,000               --          150,000
  Other                                                           142,593           96,093          303,251          418,136
                                                             ------------     ------------     ------------     ------------
                                                                2,719,068        2,729,736        5,436,741        5,383,535
                                                             ------------     ------------     ------------     ------------

                               The accompanying notes are an integral part of these consolidated financial statements.

                           CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                               (Unaudited)

                                                              For the three months ended         For the six months ended
                                                                        June 30,                          June 30,
                                                             -----------------------------     -----------------------------
                                                                 1996             1995             1996             1995
                                                             ------------     ------------     ------------     ------------
Net income before extraordinary item -
  gain on debt forgiveness                                      1,106,540        1,106,774        1,471,875        1,514,930

Extraordinary item-gain on forgiveness                          3,537,152        3,598,083        7,053,469        7,231,172
                                                             ------------     ------------     ------------     ------------
Net income                                                      4,643,692        4,704,857        8,525,344        8,746,102

Net income attributed to minority interest                     (4,650,029)      (4,717,434)      (8,541,317)      (8,760,760)
                                                             ------------     ------------     ------------     ------------
Net loss attributed to Partnership                           $     (6,337)    $    (12,577)    $    (15,973)    $    (14,658)
                                                             ============     ============     ============     ============



































                              The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                                (Unaudited)

                                                              For the three months ended         For the six months ended
                                                                        June 30,                          June 30,
                                                             -----------------------------     -----------------------------
                                                                 1996             1995             1996             1995
                                                             ------------     ------------     ------------     ------------
Net loss allocated to general
   partners and affiliated initial
   limited partner (1.01%)                                   $        (64)    $       (127)    $       (161)    $       (148)
                                                             ============     ============     ============     ============
Net loss allocated to additional
   limited partners (98.99%)                                 $     (6,273)    $    (12,450)    $    (15,812)    $    (14,510)
                                                             ============     ============     ============     ============
Net loss allocated to limited
   partners per unit                                         $     (10.46)    $     (20.75)    $     (26.35)    $     (24.18)
                                                             ============     ============     ============     ============
Limited partnership units
  issued and outstanding                                              600              600              600              600
                                                             ============     ============     ============     ============

































                              The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                              CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                 For the six months ended June 30, 1996

                                                 (Unaudited)


                                                                                   Losses not
                                                    General         Limited        Allocable
                                                    Partners        Partners       to Partners          Total
                                                    ---------       --------      -------------     -------------
Balance, December 31, 1995                          $(529,079)      $351,801      $ (92,993,658)    $ (93,170,936)

  Net loss attributed to Partnership                     (161)       (15,812)                --           (15,973)

  Net income attributed to minority
   interest (Note 2)                                       --             --          8,541,317         8,541,317
                                                    ---------       --------      -------------     -------------
Balance, June 30, 1996                              $(529,240)      $335,989      $ (84,452,341)    $ (84,645,592)
                                                    =========       ========      =============     =============



































                              The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)

                                                                                        For the six months ended
                                                                                                June 30,
                                                                                     -------------------------------
                                                                                         1996               1995
                                                                                     ------------       ------------
Cash flows from operating activities:
  Net income                                                                         $  8,525,344       $  8,746,102

  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                         2,419,028          2,400,000
   Amortization                                                                           395,334            185,132
   Extraordinary item-gain on debt forgiveness                                         (7,053,469)        (7,231,172)
   Interest expense related to the amortization of financing costs                        125,643            125,666
   Net interest expense added to debt                                                     196,592            232,680
   Interest payments treated as a reduction in mortgage debt                           (3,155,799)        (3,266,538)
   Changes in assets and liabilities:
     Increase in restricted cash and cash equivalents                                     (75,982)          (490,984)
     Decrease in accounts receivable, net                                                 273,629            146,380
     Decrease in prepaid expenses                                                         564,376            562,747
     Decrease in inventory and other                                                        9,319              8,461
     Decrease in deferred rent receivable, net                                                  -            237,221
     (Increase) decrease in escrows and deposits                                         (210,831)           245,918
     Increase (decrease) in accounts payable                                               59,287            (60,781)
     (Decrease) increase in accrued expenses                                              (43,521)           177,100
     Increase in other liabilities                                                          1,500                853
     Decrease in deferred revenue and security deposits                                   (44,219)           (71,485)
                                                                                     ------------       ------------
    Net cash provided by operating activities                                           1,986,231          1,947,300
                                                                                     ------------       ------------
Cash flows from investing activities:
  Purchase of building improvements                                                      (503,496)          (409,825)
  Purchase of furniture and equipment                                                    (205,877)          (466,906)
  Payment of leasing costs                                                               (578,717)          (248,977)
                                                                                     ------------       ------------
    Net cash used in investing activities                                              (1,288,090)        (1,125,708)
                                                                                     ------------       ------------
Cash flows from financing activities:
  Net payment of debt                                                                     (11,121)          (433,334)
  Proceeds from advances from affiliates                                                   63,682             60,985
  Repayment of advances from affiliates                                                   (36,847)                --
                                                                                     ------------       ------------
    Net cash used in financing activities                                                  15,714           (372,349)
                                                                                     ------------       ------------
Net increase in cash and cash equivalents                                                 713,855            449,243

Cash and cash equivalents, beginning of period                                          1,351,524          1,649,561
                                                                                     ------------       ------------
Cash and cash equivalents, end of period                                             $  2,065,379       $  2,098,804
                                                                                     ============       ============

                              The accompanying notes are an integral part of these consolidated financial statements.

                            CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                                   (Unaudited)

                                                                                        For the six months ended
                                                                                                June 30,
                                                                                     -------------------------------
                                                                                         1996               1995
                                                                                     ------------       ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                           $  3,155,799       $  3,266,538
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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Income Properties-C Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of June 30, 1996 and December 31, 1995 and the results of its consolidated operations for the three and six months ended June 30, 1996 and 1995 and its consolidated cash flows for the six months ended June 30, 1996 and 1995.

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

     The results for the six months in the period ended June 30, 1996 are not necessarily indicative of the results expected for the entire year.

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

     CRI, as Managing General Partner of the Partnership, has a 0.01% general partner interest. Other general partner interests which total 0.99% are held by three individuals affiliated (or formerly affiliated) with CRI. The total limited partner interest of 99% is comprised of 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and the remaining 98.99% interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP's former first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying unaudited financial statements as of June 30, 1996 and December 31, 1995 and for each of the three-month and six-month periods ended June 30, 1996 and 1995 have been consolidated with BMCLP.

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

     Therefore, of the total partners deficit of $84,645,592 and $93,170,936 as of June 30, 1996 and December 31, 1995, respectively, $84,452,341 and $92,993,658, respectively, are not attributable to the partners of the Partnership. Rather, they are attributable to the Special Limited Partners of BMCLP. The amounts attributable to the Special Limited Partners as of June 30, 1996 and December 31, 1995 are comprised of cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 of $77,472,839, and cumulative net BMCLP losses of $6,979,502 and $15,520,819 as of June 30, 1996 and December 31, 1995, respectively. BMCLP losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership invested $42,500,100 in cash in BMCLP through June 30, 1996, to acquire a 92.5% limited partnership interest. BMCLP losses before June 15, 1992, were not recorded in the accompanying financial statements of the Partnership since cumulative BMCLP losses exceeded the Partnership's investment in 1992. Prior to June 15, 1992, the Partnership's investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, subsequent to June 15, 1992, the Partnership's investment in BMCLP has been consolidated in the accompanying financial statements (see Note 2).

     Condensed financial information of the Partnership on an unconsolidated basis is as follows:


                                 BALANCE SHEETS
                                 --------------

                                                As of             As of
                                               June 30,        December 31,
                                                 1996              1995
                                             ------------      ------------
                                              (Unaudited)
Total assets                                 $        116      $        116
                                             ============      ============

Accounts payable                             $    193,367      $    177,394
Partners' deficit                                (193,251)         (177,278)
                                             ------------      ------------
Total liabilities and partners' deficit      $        116      $        116
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                     For the three months ended      For the six months ended
                               June 30,                       June 30,
                    -----------------------------  -----------------------------
                        1996             1995          1996             1995
                    ------------     ------------  ------------     ------------
Professional fees   $      5,175     $      8,412  $     13,625     $      8,412
Other expenses             1,162            4,165         2,348            6,246
                    ------------     ------------  ------------     ------------
Net loss            $      6,337     $     12,577  $     15,973     $     14,658
                    ============     ============  ============     ============


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of BMCLP on an unconsolidated basis is as follows:

                                 BALANCE SHEETS
                                 --------------



                                                    As of           As of
                                                   June 30,      December 31,
                                                     1996            1995
                                                 -------------   -------------
                                                  (Unaudited)
Investment in real estate, at cost, net          $  84,009,280   $  85,718,935
Current assets                                       5,275,584       5,333,071
Other assets                                         3,145,530       2,876,959
                                                 -------------   -------------
Total assets                                     $  92,430,394   $  93,928,965
                                                 =============   =============

Current liabilities                              $   9,966,275   $  10,117,522
Other liabilities                                  166,916,460     176,805,101
Partners' deficit                                  (84,452,341)    (92,993,658)
                                                 -------------   -------------
Total liabilities and partners' deficit          $  92,430,394   $  93,928,965
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)

                                                    For the three months ended        For the six months ended
                                                              June 30,                         June 30,
                                                   -----------------------------    -----------------------------
                                                       1996            1995             1996             1995
                                                   ------------    ------------     ------------     ------------
Revenues                                           $  7,401,485    $  7,229,774     $ 13,773,779     $ 13,529,708
Expenses                                             (6,288,608)     (6,110,423)     (12,285,931)     (12,000,120)
                                                   ------------    ------------     ------------     ------------
Income before extraordinary item                      1,112,877       1,119,351        1,487,848        1,529,588
Extraordinary item-gain on debt forgiveness           3,537,152       3,598,083        7,053,469        7,231,172
                                                   ------------    ------------     ------------     ------------
  Net income                                       $  4,650,029    $  4,717,434     $  8,541,317     $  8,760,760
                                                   ============    ============     ============     ============


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

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at June 30, 1996 and December 31, 1995 was 5.49% and 5.81%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if a major tenant of the Office Building, as defined in the Restated First Mortgage Note agreement, shall not exercise their option to renew or cancels their lease, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. During the six months ended June 30, 1996 and 1995, GECC advanced $638,877 and $216,666, respectively, to BMCLP for tenant improvements.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995 through December 1, 1998. As of June 30, 1996 and December 31, 1995, $416,250 and $277,500, respectively, had been deposited into the interest reserve account and is reflected in restricted cash and cash equivalents on the accompanying consolidated balance sheet.

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

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5,000,000 in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of August 5, 1996, no additional advances have been made.

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to BMC. As of June 30, 1996 and December 31, 1995, balances in the escrow account totalled $23,654 and $738,654, respectively. On February 1, 1996 and April 5, 1996, BMC released $580,000 and $135,000, respectively to BMCLP to fund costs of leasing and operating expenses.

     In connection with the restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

later of any maturity date under the Restated Notes. As of June 30, 1996 and December 31, 1995, accrued interest of $2,914,500 and $2,779,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during the six months ended June 30, 1996.

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

     Based on the Restated First Mortgage Note s interest rate of 9.74% and 10.06% in effect at June 30, 1996 and December 31, 1995, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $70,325,570 and $73,150,159 at June 30, 1996 and December 31, 1995,
respectively. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $146,869,407 and $156,408,615 at June 30, 1996 and December 31, 1995, respectively) SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $76,543,837 and $83,258,456 difference between the carrying value and total future obligation of the debt at June 30, 1996 and December 31, 1995, respectively, was deferred and is being amortized as an extraordinary gain in the consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the six months ended June 30, 1996, $468,780 was reclassified from the Restated First Mortgage Note to the deferred gain on debt forgiveness resulting from decreases in the future obligation based on decreases in the underlying index. For the six months ended June 30, 1995, $4,794,651 was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from increases in the future obligation based on increases in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as extraordinary gain over the remaining term of the Restated First Mortgage Note.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     For the three and six months ended June 30, 1996, amortization of this deferred debt forgiveness amounted to $3,602,117 and $7,183,399, respectively and $3,663,048 and $7,361,102 for the three and six months ended June 30, 1995, respectively. The amortization of deferred gain is included in the extraordinary item of $3,537,152 and $7,053,469 for the three and six months ended June 30, 1996, respectively, and $3,598,083 and $7,231,172 for the three and six months ended June 30, 1995 respectively, in the consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $64,965 and $129,930, respectively, for the three and six months ended June 30, 1996 and $64,965 and $129,930 for the three and six months ended June 30, 1995, respectively, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the three and six months ended June 30, 1996 amounted to $64,965 and $129,930 respectively, and $64,965 and $129,930 for the three and six months ended June 30, 1995, respectively, and was added to the principal balance of the Restated Second Mortgage Note.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   RELATED-PARTY TRANSACTIONS

     A summary of indebtedness to affiliates of $3,056,480 and $3,029,645 as of June 30, 1996 and December 31, 1995, respectively, is presented below:


                                  Balance at       Additions      Balance at
        Related-Party         December 31, 1995    (Payments)   June 30, 1996
        -------------         -----------------    ---------    -------------
        CRI                      $   289,659       $  19,947      $   309,606
        CHG                        1,128,700          43,735        1,172,435
        Realty                       972,233              --          972,233
        Hyatt                        639,053         (36,847)         602,206
                                 -----------       ---------      -----------
                                 $ 3,029,645       $  26,835      $ 3,056,480
                                 ===========       =========      ===========


     The $309,606 and $289,659 due to CRI as of June 30, 1996 and December 31, 1995, respectively, is partially comprised of $107,103 of advances to BMCLP to fund certain payments due on its mortgages with BMCLP's former lender. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, $1,040,285 of the $1,172,435 and $1,128,700 due to CHG as of June 30, 1996 and December 31, 1995, respectively, and $972,233 due to Realty as of June 30, 1996 and December 31, 1995 were also advanced to BMCLP to fund certain payments on the its mortgage notes with its former lender. The advances from CRI and CHG accrue interest at the prime rate plus 1% in accordance with the Partnership Agreement whereas the amount due to Realty is non-interest bearing. These advances plus any accrued interest will be repaid subject to cash availability as defined by the Partnership Agreement and the Restated Notes Agreements, as discussed in
Note 3. Finally, the $602,206 and $639,053 due to Hyatt as of June 30, 1996 and December 31, 1995, respectively, consists of $364,187 of incentive management fees earned under its management agreement with BMCLP and is due subject to Hyatt meeting certain performance standards as defined in the Management Agreement. The remaining balances consist of trade payables to Hyatt for various services as described in Note 6.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 3. CRCC received a payment of $50,000 on January 31, 1995 from remaining net cash flow relating to 1994. Additionally, $50,000 was accrued as of December 31, 1995 for fiscal year 1995 management fees in the consolidated balance sheets. This amount was paid on June 12, 1996.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the partnership agreement. No incentive management fee has been incurred or paid for the six months ended June 30, 1996 and 1995.

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

6.   COMMITMENTS AND CONTINGENCIES

Management Agreements
- ---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a basic management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. In 1992, in connection with a loan modification completed by BMCLP, Hyatt agreed to reduce its basic management fee from 4% to 3% from December 31, 1991 to December 31, 1995. As of January 1, 1996, the basic management fee has returned to 4%. Management fees paid to Hyatt for the three and six months ended June 30, 1996, were approximately $203,000 and $365,000, respectively, and for the three and six months ended June 30, 1995 were approximately $146,000 and $248,000, respectively.

     Pursuant to the management agreement, Hyatt also provides chain services to the Hotel such as promotion services, advertising, centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of June 30, 1996 and December 31, 1995, approximately $238,000 and $275,000, respectively, of this related party payable are recorded as due to affiliates in the accompanying consolidated financial statements.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES - Continued

3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits within the accompanying financial statements. The reserve balances included in escrows and deposits at June 30, 1996 and December 31, 1995, were approximately $322,000 and $114,000, respectively.

     BMCLP entered into a management agreement with Realty, an affiliate of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty is to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. Under the terms of this agreement, Realty receives a monthly management fee equal to 4% of all income collected from the operation of the Office Building. Realty had agreed to allow BMCLP to defer payments of all management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt. In connection with the debt restructuring which occurred November 16, 1994, BMC paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total revenues. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the three and six months ended June 30, 1996, were approximately $94,000 and $212,000, respectively and approximately $94,000 and $199,000 for the three and six months ended June 30, 1995, respectively.

     BMCLP constructed its buildings on land it leases from the Washington Metropolitan Area Transit Authority (WMATA). WMATA asserted claims against BMCLP concerning the deterioration of the concrete slab in areas that WMATA has used as a bus terminal and Kiss & Ride area since 1985. WMATA asserted that the deterioration is due to construction defects, but BMCLP takes the position that the deterioration is due to improper maintenance. The deterioration has reached the point that BMCLP's parking garage, which underlies the concrete slab, could be damaged. Accordingly, although BMCLP denies any legal liability for the repair of the concrete slab, it has agreed to contribute $100,000 toward repair of the deck in exchange for a full release of any and all claims WMATA may have with respect to the design and construction issues. The estimated cost for repair is approximately $1,000,000, of which WMATA will pay all but the $100,000 contributed by BMCLP. BMCLP has negotiated a form of release with WMATA, and in July 1996 submitted it together with the $100,000. The money is being held in trust until the parties can work out a related agreement concerning WMATA's use of BMCLP's parking garage space for structural shoring during its repairs of the overhead concrete deck.

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

     At June 30, 1996 and December 31, 1995, the Registrant had $116 in available cash.

     During the first six months of 1996, the Registrant recorded a $15,973 increase in accounts payable. The increase in accounts payable includes an increase of $7,923 in loan payable to its Managing General Partner for administrative expenses and an increase of $8,050 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Registrant owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $2,065,263 and $1,351,408 at June 30, 1996 and December 31, 1995, respectively. BMCLP had restricted cash and cash equivalents of $1,683,952 and $1,607,970 at June 30, 1996 and December 31, 1995, respectively. During the first six months of 1996, unrestricted cash and cash equivalents increased only $713,855 despite net income of $8,541,317. This was largely due to the non-cash gain on debt forgiveness of $7,053,469 and net debt and interest payments of $3,166,920 and fixed asset additions and payment of leasing costs of $709,373 and $578,717, respectively, which were offset by depreciation and amortization totaling $2,814,362 along with the reduction in accounts receivables, prepaids and inventory totalling $847,324.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At June 30, 1996, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K does not concur with this

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


amount. As of June 30, 1996 and December 31, 1995, R&K has provided $2,305,576 and $2,243,984, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,066,689 and $1,005,097 at June 30, 1996 and December 31, 1995, respectively, and has been added to the original advance amount. For the six months ended June 30, 1996 and 1995, no amounts were advanced to BMCLP for operating deficits because R&K has represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated First and Second Mortgage Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. During the six months ended June 30, 1996 and 1995, GECC advanced $638,877 and $216,666, respectively, to BMCLP for tenant improvements.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the $1,038,654 that was placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses including capital improvements, tenant improvements and leasing commissions of the Development including payments under the Restated Notes. On April 3, 1995, BMCLP withdrew $400,000 from the escrow account to help pay the interest due on the Restated Second Mortgage Note. BMCLP deposited $100,000 into the escrow account on April 18, 1995. On February 1, 1996 and April 5, 1996, BMCLP withdrew $580,000 and $135,000, respectively, from the escrow account to help pay operating expenses including capital improvements, tenant improvements and leasing commissions.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                              Results of Operations
                              ---------------------

Registrant
- ----------

Three months ended June 30, 1996 in comparison with June 30, 1995
- -----------------------------------------------------------------

     The Registrant recorded a net loss for 1996 of $6,337 as compared with a net loss of $12,577 for the corresponding period in 1995. Operating expenses during the second quarter of 1996 were $6,240 lower than 1995 primarily due to the timing of accounting and auditing fees and a decrease in general and administrative expenses.

Six months ended June 30, 1996 in comparison with June 30, 1995
- -----------------------------------------------------------------

     The Registrant recorded a net loss for the six months ended June 30, 1996 of $15,973 as compared with a net loss of $14,658 for the corresponding period in 1995. Operating expenses during the first six months ended June 30, 1996 were $1,315 higher than 1995 primarily due to an increase in accounting and auditing fees.

Bethesda Metro Center Limited Partnership
- -----------------------------------------

Three months ended June 30, 1996 in comparison with June 30, 1995
- -----------------------------------------------------------------

     BMCLP's net income for the second quarter of 1996 decreased $67,405 or 1% from the corresponding period in 1995, primarily as a result of an increase in amortization expense as a result of increased deferred charges. Contributing to the decrease in BMCLP's net income was a decrease in the extraordinary gain on debt forgiveness recognized in the second quarter of 1996 as compared to the same period in 1995 due to fluctuations in the underlying debt interest rate. Partially offsetting the decrease in BMCLP's net income was a decrease in net cash flow participation. Also offsetting the decrease in BMCLP's net income was an increase in room revenue, food and beverage revenues and other revenue, as discussed below.

     Room revenue increased by $130,712 or 4% from the second quarter of 1995. Hotel occupancy remained constant at 88%. Average room rate increased approximately $4 in the second quarter of 1996 compared to the second quarter of 1995. Food and beverage revenues increased by $55,345 or 4% from the same period last year as a result of increased banquet patronage. Other revenue increased $14,268 or 82% primarily due to interest income. The increases in room revenue and food and beverage revenues along with other revenue resulted in second quarter gross operating profits which exceeded the same period last year by approximately $109,152 or 5%.

     Office building revenue for the second quarter of 1996 decreased $20,266 or 1% from the second quarter of 1995. The occupancy of the office building remained constant at 98% as did the rental rate of the office building at $24. The retail and marketplace occupancy increased from 75% to 95% primarily due to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


the reclassification of 4,155 square feet of retail space to office space. The retail and marketplace average rental rate decreased from $35 to $34 during the second quarter of 1996 as compared to 1995.

     Operating expenses of the office building for the second quarter of 1996 increased $96,838 or 15% from the second quarter of 1995 primarily due to common area painting and wallpapering and maintenance repair to the plaza, fountain and HVAC system.

Six months ended June 30, 1996 in comparison with June 30, 1995
- ---------------------------------------------------------------

     BMCLP's net income for the first six months in 1996 decreased $219,443 or 2.5% from the corresponding period in 1995, primarily as a result of an increase in amortization expense as a result of increased deferred charges. Contributing to the decrease in BMCLP's net income was a decrease in the extraordinary gain on debt forgiveness recognized during the six months ended June 30, 1996 as compared to the same period in 1995 due to fluctuations in the underlying debt interest rate. Partially offsetting the decrease in BMCLP's net income was a decrease in net cash flow participation. Also offsetting the decrease in BMCLP's net income was an increase in room revenue, food and beverage revenues and other revenue, as discussed below.

     Room revenue increased by $112,422, or 2% from the first six months of 1995. The Hotel experienced a 3% decrease in occupancy to 78% and a $4 increase in average rate to $113 compared to the first six months of 1995. Food and beverage revenues increased by $123,973, or 5% from the same period last year as a result of increased occupancy and banquet patronage. Telephone revenue increased $26,767 or 9% along with other revenue which increased $13,740 or 37.4% in comparison to the first six months of 1995 primarily due to cancellation fees and interest income. Year to date gross operating profits exceeded last year by $141,747 or 4%.

     Office building revenue decreased $30,240 or 0.6% during the first six months of 1996 compared with the first six months of 1995 primarily due to the receipt of a termination fee from one tenant in 1995. The occupancy of the Office Building decreased from 97% to 96% while the rental rate increased from $23 in the first six months of 1995 to $24 in the first six months of 1996. The retail and marketplace occupancy increased from 75% to 96% primarily due to the reclassification of 4,155 square feet of retail space to office space. The retail and marketplace average rental rate increased from $34 to $36.

     Operating expenses for the Office Building for the first six months of 1996 increased by $98,765, or 8% primarily due to common area painting and wall covering and maintenance and repair to the plaza, fountain and the HVAC system.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     The following tables outline pertinent unaudited data regarding the operations of the hotel and office building:

                                                           OFFICE BUILDING
                                                           ---------------
                                                             (Unaudited)

                                                 For the three months ended          For the six months ended
                                                           June 30,                           June 30,
                                                -----------------------------      -----------------------------
                                                    1996             1995              1996             1995
                                                ------------     ------------      ------------     ------------
Leasing:
- -------
Average Space Occupied:
  Office                                                 98%              98%               96%              97%
  Retail and Marketplace                                 95%              75%               96%              75%

Average Rental Rate:
  Office                                                $24              $24               $24              $23
  Retail and Marketplace                                $34              $35               $36              $34

Operations:
- ----------
Total Income                                    $ 2,313,456      $ 2,333,722       $ 4,639,069      $ 4,669,309
Operating Expenses                                 (728,294)        (631,456)       (1,334,014)      (1,235,249)
                                                -----------      -----------       -----------      -----------
Gross Operating Profits
  (Before Depreciation, Management Fees and
    Other Fixed Costs)                          $ 1,585,162      $ 1,702,266       $ 3,305,055      $ 3,434,060
                                                ===========      ===========       ===========      ===========

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                HOTEL
                                                           ---------------
                                                             (Unaudited)

                                                 For the three months ended          For the six months ended
                                                           June 30,                           June 30,
                                                -----------------------------      -----------------------------
                                                    1996             1995              1996             1995
                                                ------------     ------------      ------------     ------------
Actual Average Occupancy                                  88%              88%               78%              81%
Actual Average Room Rate                                $114             $110              $113             $109
Room Revenues                                   $  3,486,274     $  3,355,562      $  6,177,817     $  6,065,395
Food & Beverage Revenues                        $  1,387,526     $  1,332,181      $  2,560,403     $  2,436,430
Room Profits                                    $  2,810,062     $  2,690,362      $  4,934,537     $  4,829,758
Food & Beverage Profits                         $    418,884     $    444,957      $    650,654     $    668,407
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                   $  2,231,075     $  2,121,923      $  3,586,402     $  3,444,655


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Partnership, to an extent not currently ascertainable. These factors, include, but are not limited to, over building of office, hotel or commercial space; changes in the general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the proximate business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God. As of July 31, 1996, the local government in Montgomery County, Maryland, where the hotel is located, is contemplating an increase in room taxes from 5% to 7%.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1996.

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


August 13, 1996                    By:  /s/ H. William Willoughby
- --------------------                    ---------------------------------
Date                                    H. William Willoughby
                                        President



                                   By:  /s/ Deborah K. Browning
                                        ---------------------------------
                                        Deborah K. Browning
                                        Vice President/Chief Accounting
                                          Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
- -------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically