Form 10-Q
period 1996-09-30
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1996-11-12
CIK 780348

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1996
                         ------------------

Commission file number      0-14513
                         -------------


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          District of Columbia                          52-1420605
-----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         --------------------
(Address of principal executive offices)                (Zip Code)



                                 (301) 468-9200
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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



             Class                      Outstanding at September 30, 1996
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of September 30, 1996
            and December 31, 1995 . . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for the
            three and nine months ended September 30, 1996
            and 1995  . . . . . . . . . . . . . . . . . . . .       2-3

          Consolidated Statements of Partners' Deficit - for
            the nine months ended September 30, 1996  . . . .       4

          Consolidated Statements of Cash Flows - for the nine
            months ended September 30, 1996 and 1995  . . . .       5

          Notes to Consolidated Financial Statements  . . . .       6-17


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      18-23

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      24

Signatures    . . . . . . . . . . . . . . . . . . . . . . . .      25

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      26

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              As of               As of
                                                                                          September 30,        December 31,
                                                                                              1996                1995
                                                                                          -------------       -------------
                                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                                               $   1,341,951       $   1,351,524
  Restricted cash and cash equivalents                                                        1,205,531           1,607,970
  Accounts receivable, less allowance for doubtful accounts
   of $71,020 and $35,413, respectively                                                       1,403,900           1,433,999
  Prepaid expenses                                                                            1,047,600             840,370
  Current portion of deferred rent receivable                                                    20,932              20,932
  Inventory and other                                                                            67,825              78,392
                                                                                          -------------       -------------
          Total current assets                                                                5,087,739           5,333,187
                                                                                          -------------       -------------
Property and equipment:
  Buildings and tenant improvements                                                         122,153,543         121,441,795
  Furniture and equipment                                                                    14,863,036          14,618,333
                                                                                          -------------       -------------
                                                                                            137,016,579         136,060,128
  Less-accumulated depreciation                                                             (53,969,735)        (50,341,193)
                                                                                          -------------       -------------
          Total property and equipment                                                       83,046,844          85,718,935
                                                                                          -------------       -------------
Other assets:
  Deferred charges, less accumulated amortization of
   $2,625,384 and $1,843,919, respectively                                                    2,420,259           2,292,912
  Deferred rent receivable, less reserve of $107,010                                            407,109             407,109
  Escrows and deposits                                                                          482,997             176,938
                                                                                          -------------       -------------
          Total other assets                                                                  3,310,365           2,876,959
                                                                                          -------------       -------------
          Total assets                                                                    $  91,444,948       $  93,929,081
                                                                                          =============       =============


                               LIABILITIES AND PARTNERS' DEFICIT


Current liabilities:
  Current portion of first mortgage note                                                  $   5,826,115       $   6,033,080
  Accounts payable                                                                              578,782             471,456
  Accrued expenses                                                                              808,206             726,157
  Due to affiliates                                                                           3,080,238           3,029,645
  Other liabilities                                                                              36,078              34,578
                                                                                          -------------       -------------
          Total current liabilities                                                          10,329,419          10,294,916



                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                                                                              As of               As of
                                                                                          September 30,        December 31,
                                                                                              1996                1995
                                                                                          -------------       -------------
                                                                                           (Unaudited)
First mortgage note                                                                          63,020,940          67,117,079
Second mortgage note                                                                         17,028,395          18,050,167
Third mortgage note                                                                           5,982,000           5,779,500
Due to guarantor of operating deficits                                                        2,336,372           2,243,984
Deferred gain on debt forgiveness                                                            72,954,829          83,258,456
Deferred revenue and security deposits                                                          263,566             355,915
                                                                                          -------------       -------------
          Total liabilities                                                                 171,915,521         187,100,017
                                                                                          -------------       -------------
Commitments and contingencies (note 6)

Partners' deficit                                                                           (80,470,573)        (93,170,936)
                                                                                          -------------       -------------
          Total liabilities and partners' deficit                                         $  91,444,948       $  93,929,081
                                                                                          =============       =============

































                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                            For the three months ended            For the nine months ended
                                                                   September 30,                         September 30,
                                                           -----------------------------        -----------------------------
                                                               1996             1995                1996             1995
                                                           ------------     ------------        ------------     ------------
Revenue:
  Rooms                                                    $  3,038,829     $  2,745,003        $  9,216,646     $  8,810,398
  Food and beverage                                           1,136,926          978,400           3,697,329        3,414,830
  Telephone                                                     171,163          140,371             500,029          442,470
  Office retail and parking rentals                           2,327,789        2,071,864           6,966,858        6,741,173
  Other                                                          14,741           31,013              65,206           67,738
                                                           ------------     ------------        ------------     ------------
                                                              6,689,448        5,966,651          20,446,068       19,476,609
                                                           ------------     ------------        ------------     ------------
Departmental expenses:
  Rooms                                                         598,731          584,592           1,842,011        1,820,229
  Food and beverage                                             885,115          776,820           2,794,864        2,544,843
  Telephone                                                      95,476           97,827             294,070          309,606
  Other                                                              --               --                 511               --
                                                           ------------     ------------        ------------     ------------
                                                              1,579,322        1,459,239           4,931,456        4,674,678
                                                           ------------     ------------        ------------     ------------
Gross operating income                                        5,110,126        4,507,412          15,514,612       14,801,931
                                                           ------------     ------------        ------------     ------------
Unallocated operating expenses:
  Administrative                                                420,532          435,272           1,282,943        1,266,386
  Marketing                                                     364,300          351,927           1,098,257        1,083,296
  Energy costs                                                  558,827          559,058           1,404,497        1,391,566
  Property operations and maintenance                           475,977          514,907           1,546,968        1,535,720
                                                           ------------     ------------        ------------     ------------
                                                              1,819,636        1,861,164           5,332,665        5,276,968
                                                           ------------     ------------        ------------     ------------
Operating income before interest and other
  income, fixed charges and other deductions
  and extraordinary item - gain on debt forgiveness           3,290,490        2,646,248          10,181,947        9,524,963
                                                           ------------     ------------        ------------     ------------
Interest and other income                                        11,770            6,959              28,929           26,709
                                                           ------------     ------------        ------------     ------------
Fixed charges and other deductions:
  Depreciation                                                1,209,514        1,200,000           3,628,542        3,600,000
  Amortization                                                  197,667           92,566             593,001          277,698
  Interest expense                                              188,842          207,974             566,835          619,960
  Management fees                                               257,733          216,325             834,527          681,020
  Real estate and personal property taxes                       255,978          281,225             820,319          834,811
  Ground rent                                                   400,000          400,000           1,200,000        1,200,000
  Net cash flow participation                                        --               --                  --          150,000
  Other                                                         134,181          136,939             437,432          555,075
                                                           ------------     ------------        ------------     ------------
                                                              2,643,915        2,535,029           8,080,656        7,918,564
                                                           ------------     ------------        ------------     ------------

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP


                                                            For the three months ended            For the nine months ended
                                                                   September 30,                         September 30,
                                                           -----------------------------        -----------------------------
                                                               1996             1995                1996             1995
                                                           ------------     ------------        ------------     ------------
Net income before extraordinary item -
  gain on debt forgiveness                                      658,345          118,178           2,130,220        1,633,108

Extraordinary item-gain on debt forgiveness                   3,516,674        3,496,050          10,570,143       10,727,222
                                                           ------------     ------------        ------------     ------------
Net income                                                    4,175,019        3,614,228          12,700,363       12,360,330

Net income attributed to minority interest                   (4,183,281)      (3,628,215)        (12,724,598)     (12,388,975)
                                                           ------------     ------------        ------------     ------------
Net loss attributed to Partnership                         $    (8,262)     $    (13,987)       $    (24,235)    $    (28,645)
                                                           ============     ============        ============     ============
Net loss allocated to general
   partners and affiliated initial
   limited partner (1.01%)                                 $       (84)     $       (141)       $       (245)    $       (289)
                                                           ============     ============        ============     ============
Net loss allocated to additional
   limited partners (98.99%)                               $    (8,178)     $    (13,846)       $    (23,990)    $    (28,356)
                                                           ============     ============        ============     ============
Net loss allocated to limited
   partners per unit                                       $     (13.63)    $     (23.08)       $     (39.98)    $     (47.26)
                                                           ============     ============        ============     ============
Limited partnership units
  issued and outstanding                                            600              600                 600              600
                                                           ============     ============        ============     ============























                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                  For the nine months ended September 30, 1996

                                   (Unaudited)


                                                                                         Losses not
                                                          General         Limited        Allocable
                                                          Partners        Partners       to Partners          Total
                                                          ---------       --------      -------------     -------------
Balance, December 31, 1995                                $(529,079)      $351,801      $ (92,993,658)    $ (93,170,936)

  Net loss attributed to Partnership                           (245)       (23,990)                --           (24,235)

  Net income attributed to minority
   interest (Note 2)                                             --             --         12,724,598        12,724,598
                                                          ---------       --------      -------------     -------------
Balance, September 30, 1996                               $(529,324)      $327,811      $ (80,269,060)    $ (80,470,573)
                                                          =========       ========      =============     =============



































                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                        For the nine months ended
                                                                                               September 30,
                                                                                     -------------------------------
                                                                                         1996               1995
                                                                                     ------------       ------------
Cash flows from operating activities:
  Net income                                                                         $ 12,700,363       $ 12,360,330
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                         3,628,542          3,600,000
   Amortization                                                                           593,001            277,698
   Extraordinary item-gain on debt forgiveness                                        (10,570,143)       (10,727,222)
   Interest expense related to the amortization of financing costs                        188,463            188,500
   Net interest expense added to debt                                                     294,888            349,020
   Interest payments treated as a reduction in mortgage debt                           (4,722,239)        (4,931,800)
   Changes in assets and liabilities:
     Decrease in restricted cash and cash equivalents                                     402,439            238,427
     Decrease (increase) in accounts receivable, net                                       30,099            (45,681)
     Increase in prepaid expenses                                                        (207,230)          (285,135)
     Decrease in inventory and other                                                       10,567             10,673
     Decrease in deferred rent receivable, net                                                 --            338,124
     (Increase) decrease in escrows and deposits                                         (306,059)           155,949
     Increase in accounts payable                                                         107,326              7,055
     Increase in accrued expenses                                                          82,049            338,287
     Increase in other liabilities                                                          1,500                850
     (Decrease)increase in deferred revenue and security deposits                         (92,349)           236,573
                                                                                     ------------       ------------
    Net cash provided by operating activities                                           2,141,217          2,111,648
                                                                                     ------------       ------------
Cash flows from investing activities:
  Purchase of building improvements                                                      (711,748)          (631,034)
  Purchase of furniture and equipment                                                    (244,703)          (545,869)
  Payment of leasing costs                                                               (908,812)          (261,759)
                                                                                     ------------       ------------
    Net cash used in investing activities                                              (1,865,263)        (1,438,662)
                                                                                     ------------       ------------
Cash flows from financing activities:
  Net payment of debt                                                                    (336,120)          (758,334)
  Proceeds from advances from affiliates                                                  109,443            113,025
  Repayment of advances from affiliates                                                   (58,850)                --
                                                                                     ------------       ------------
    Net cash used in financing activities                                                (285,527)          (645,309)
                                                                                     ------------       ------------
Net (decrease) increase in cash and cash equivalents                                       (9,573)            27,677
Cash and cash equivalents, beginning of period                                          1,351,524          1,649,561
                                                                                     ------------       ------------
Cash and cash equivalents, end of period                                             $  1,341,951       $  1,677,238
                                                                                     ============       ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                           $  4,722,239       $  4,931,800
                                                                                     ============       ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Income Properties-C Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of September 30, 1996 and December 31, 1995 and the results of its consolidated operations for the three and nine months ended September 30, 1996 and 1995 and its consolidated cash flows for the nine months ended September 30, 1996 and 1995.

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

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. The results for the nine months in the period ended September 30, 1996 are not necessarily indicative of the results expected for the entire year.

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

     CRI, as Managing General Partner of the Partnership, has a 0.01% general partner interest. Other general partner interests which total 0.99% are held by three individuals affiliated (or formerly affiliated) with CRI. The total limited partner interest of 99% is comprised of 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and the remaining 98.99% interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP's former first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying unaudited financial statements as of September 30, 1996 and December 31, 1995 and for each of the three-month and nine-month periods ended September 30, 1996 and 1995 have been consolidated with BMCLP.

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

     Therefore, of the total partners deficit of $80,470,573 and $93,170,936 as of September 30, 1996 and December 31, 1995, respectively, $80,269,060 and $92,993,658, respectively, are not attributable to the partners of the Partnership. Rather, they are attributable to the Special Limited Partners of BMCLP. The amounts attributable to the Special Limited Partners as of September 30, 1996 and December 31, 1995 are comprised of cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 of $77,472,839, and cumulative net BMCLP losses of $2,796,221 and $15,520,819 as of September 30, 1996 and December 31, 1995, respectively. BMCLP losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership invested $42,500,100 in cash in BMCLP through September 30, 1996, to acquire a 92.5% limited partnership interest. BMCLP losses before June 15, 1992, were not recorded in the accompanying financial statements of the Partnership since cumulative BMCLP losses exceeded the Partnership's investment in 1992. Prior to June 15, 1992, the Partnership's investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, subsequent to June 15, 1992, the Partnership's investment in BMCLP has been consolidated in the accompanying financial statements (see Note 2).

     Condensed financial information of the Partnership on an unconsolidated basis is as follows:

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued


                                                           BALANCE SHEETS
                                                           --------------

                                                                                     As of             As of
                                                                                  September 30,     December 31,
                                                                                      1996              1995
                                                                                  ------------      ------------
                                                                                   (Unaudited)
Total assets                                                                      $        116      $        116
                                                                                  ============      ============

Accounts payable                                                                  $    201,629      $    177,394
Partners' deficit                                                                     (201,513)         (177,278)
                                                                                  ------------      ------------
Total liabilities and partners' deficit                                           $        116      $        116
                                                                                  ============      ============


                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)

                                                            For the three months ended        For the nine months ended
                                                                   September 30,                     September 30,
                                                           -----------------------------    -----------------------------
                                                               1996            1995             1996             1995
                                                           ------------    ------------     ------------     ------------
Professional fees                                          $      4,925    $     12,250     $     18,550     $     20,662
Other expenses                                                    3,337           1,737            5,685            7,983
                                                           ------------    ------------     ------------     ------------
Net loss                                                   $      8,262    $     13,987     $     24,235     $     28,645
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of BMCLP on an unconsolidated basis is as follows:

                                                           BALANCE SHEETS
                                                           --------------



                                                                                     As of             As of
                                                                                  September 30,     December 31,
                                                                                      1996              1995
                                                                                  -------------     -------------
                                                                                   (Unaudited)
Investment in real estate, at cost, net                                           $  83,046,844     $  85,718,935
Current assets                                                                        5,087,623         5,333,071
Other assets                                                                          3,310,365         2,876,959
                                                                                  -------------     -------------
Total assets                                                                      $  91,444,832     $  93,928,965
                                                                                  =============     =============

Current liabilities                                                               $  10,127,790     $  10,117,522
Other liabilities                                                                   161,586,102       176,805,101
Partners' deficit                                                                   (80,269,060)      (92,993,658)
                                                                                  -------------     -------------
Total liabilities and partners' deficit                                           $  91,444,832     $  93,928,965
                                                                                  =============     =============


                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)

                                                            For the three months ended        For the nine months ended
                                                                   September 30,                     September 30,
                                                           -----------------------------    -----------------------------
                                                               1996            1995             1996             1995
                                                           ------------    ------------     ------------     ------------
Revenues                                                   $  6,701,218    $  5,973,610     $ 20,474,997     $ 19,503,318
Expenses                                                     (6,034,611)     (5,841,445)     (18,320,542)     (17,841,565)
                                                           ------------    ------------     ------------     ------------
Income before extraordinary item                                666,607         132,165        2,154,455        1,661,753
Extraordinary item-gain on debt forgiveness                   3,516,674       3,496,050       10,570,143       10,727,222
                                                           ------------    ------------     ------------     ------------
  Net income                                               $  4,183,281    $  3,628,215     $ 12,724,598     $ 12,388,975
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

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at September 30, 1996 and December 31, 1995 was 5.49% and 5.81%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if a major tenant of the Office Building, as defined in the Restated First Mortgage Note agreement, shall not exercise their option to renew or cancels their lease, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. During the nine months ended September 30, 1996 and 1995, GECC advanced $638,877 and $216,666, respectively, to BMCLP for tenant improvements.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995 through December 1, 1998. As of September 30, 1996 and December 31, 1995, $485,625 and $277,500,
respectively, had been deposited into the interest reserve account and is reflected in restricted cash and cash equivalents on the accompanying consolidated balance sheet.

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

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5,000,000 in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of November 8, 1996, no additional advances have been made.

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to BMC. As of September 30, 1996 and December 31, 1995, balances in the escrow account totalled $73,654 and $738,654, respectively. On February 1, 1996 and April 5, 1996, BMC released $580,000 and $135,000, respectively to BMCLP to fund costs of leasing and operating expenses. On July 31, 1996, BMCLP deposited $50,000 to replenish the reserve.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     In connection with the restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any maturity date under the Restated Notes. As of September 30, 1996 and December 31, 1995, accrued interest of $2,982,000 and $2,779,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during the nine months ended September 30, 1996.

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

     Based on the Restated First Mortgage Note s interest rate of 9.74% and 10.06% in effect at September 30, 1996 and December 31, 1995, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $68,847,055 and $73,150,159 at September 30, 1996 and December 31, 1995, respectively. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $141,801,884 and $156,408,615 at September 30, 1996 and December 31, 1995, respectively) SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $72,954,829 and $83,258,456 difference between the carrying value and total future obligation of the debt at September 30, 1996 and December 31, 1995, respectively, was deferred and is being amortized as an extraordinary gain in the consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the nine months ended September 30, 1996, $461,411 was reclassified from the Restated First Mortgage Note to the deferred gain on debt forgiveness resulting from decreases in the future obligation based on decreases in the underlying index. For the nine months ended September 30, 1995, $3,733,376 was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from increases in the future obligation based on increases in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as extraordinary gain over the remaining term of the Restated First Mortgage Note.

     For the three and nine months ended September 30, 1996, amortization of this deferred debt forgiveness amounted to $3,581,639 and $10,765,038, respectively, and $3,561,015 and $10,922,117 for the three and nine months ended September 30, 1995, respectively. The amortization of deferred gain is included in the extraordinary item of $3,516,674 and $10,570,143 for the three and nine months ended September 30, 1996, respectively, and $3,496,050 and $10,727,222 for the three and nine months ended September 30, 1995, respectively, in the consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $64,965 and $194,895, for the three and nine months ended September 30, 1996, respectively, and $64,965 and $194,895 for the three and nine months ended September 30, 1995, respectively, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the three and nine months ended September 30, 1996 amounted to $64,965 and $194,895 respectively, and $64,965 and $194,895 for the three and nine months ended September 30, 1995, respectively, and was added to the principal balance of the Restated Second Mortgage Note.

4.   RELATED-PARTY TRANSACTIONS

     A summary of indebtedness to affiliates of $3,080,238 and $3,029,645 as of September 30, 1996 and December 31, 1995, respectively, is presented below:

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   RELATED-PARTY TRANSACTIONS - Continued


                                Balance at          Additions            Balance at
        Related-Party       December 31, 1995       (Payments)       September 30, 1996
        -------------       -----------------       ---------        -------------------
        CRI                    $   289,659          $  44,132            $   333,791
        CHG                      1,128,700             65,311              1,194,011
        Realty                     972,233                 --                972,233
        Hyatt                      639,053            (58,850)               580,203
                               -----------          ---------            -----------
                               $ 3,029,645          $  50,593            $ 3,080,238
                               ===========          =========            ===========


     The $333,791 and $289,659 due to CRI as of September 30, 1996 and December 31, 1995, respectively, is partially comprised of $107,103 of advances to BMCLP to fund certain payments due on its mortgages with BMCLP's former lender. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, $1,040,285 of the $1,194,011 and $1,128,700 due to CHG as of September 30, 1996 and December 31, 1995, respectively, and $972,233 due to Realty as of September 30, 1996 and December 31, 1995 were also advanced to BMCLP to fund certain payments on the its mortgage notes with its former lender. The advances from CRI and CHG accrue interest at the prime rate plus 1% in accordance with the Partnership Agreement whereas the amount due to Realty is non-interest bearing. These advances plus any accrued interest will be repaid subject to cash availability as defined by the Partnership Agreement and the Restated Notes Agreements, as discussed in
Note 3. Finally, the $580,203 and $639,053 due to Hyatt as of September 30, 1996 and December 31, 1995, respectively, consists of $364,187 of incentive management fees earned under its management agreement with BMCLP and is due subject to Hyatt meeting certain performance standards as defined in the Management Agreement. The remaining balances consist of trade payables to Hyatt for various services as described in Note 6.

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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   RELATED-PARTY TRANSACTIONS - Continued

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the partnership agreement. No incentive management fee has been incurred or paid for the nine months ended September 30, 1996 and 1995.

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

6.   COMMITMENTS AND CONTINGENCIES

Management Agreements
---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a basic management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. In 1992, in connection with a loan modification completed by BMCLP, Hyatt agreed to reduce its basic management fee from 4% to 3% from December 31, 1991 to December 31, 1995. As of January 1, 1996, the basic management fee has returned to 4%. Management fees paid to Hyatt for the three and nine months ended September 30, 1996, were approximately $174,000 and $539,000, respectively, and for the three and nine months ended September 30, 1995 were approximately $117,000 and $382,000, respectively.

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

of September 30, 1996 and December 31, 1995, approximately $216,000 and $275,000, respectively, of this related party payable are recorded as due to affiliates in the accompanying consolidated financial statements.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits within the accompanying financial statements. The reserve balances included in escrows and deposits at September 30, 1996 and December 31, 1995, were approximately $421,000 and $114,000, respectively.

     BMCLP entered into a management agreement with Realty, an affiliate of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty is to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. Under the terms of this agreement, Realty receives a monthly management fee equal to 4% of all income collected from the operation of the Office Building. Realty had agreed to allow BMCLP to defer payments of all management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt. In connection with the debt restructuring which occurred November 16, 1994, BMC paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total revenues. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the three and nine months ended September 30, 1996, were approximately $83,000 and $295,000, respectively and approximately $100,000 and $299,000 for the three and nine months ended September 30, 1995, respectively.

     BMCLP constructed its buildings on land it leases from the Washington Metropolitan Area Transit Authority (WMATA). WMATA asserted claims against BMCLP concerning the deterioration of the concrete slab in areas that WMATA has used as a bus terminal and Kiss & Ride area since 1985. WMATA asserted that the deterioration is due to construction defects, but BMCLP takes the position that the deterioration is due to improper maintenance. The deterioration has reached the point that BMCLP's parking garage, which underlies the concrete slab, could be damaged. Accordingly, although BMCLP denies any legal liability for the repair of the concrete slab, it has agreed to contribute $100,000 toward repair of the deck in exchange for a full release of any and all claims WMATA may have with respect to the design and construction issues. The estimated cost for repair is approximately $1,000,000, of which WMATA will pay all but the $100,000 contributed by BMCLP. BMCLP has negotiated a form of release with WMATA, and in July 1996 submitted it together with the $100,000. On September 26, 1996 a form of release and a settlement agreement was signed thus releasing BMCLP from any liability over $100,000. The settlement agreement specifies work to be performed and WMATA's use of BMCLP's parking garage space for structural shoring during its repairs of the overhead concrete deck. The $100,000 is being held in a trust until the work is completed or until WMATA requests payment.

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

     At September 30, 1996 and December 31, 1995, the Registrant had $116 in available cash.

     During the first nine months of 1996, the Registrant recorded a $24,235 increase in accounts payable. The increase in accounts payable includes an increase of $25,960 in loan payable to its Managing General Partner for administrative expenses and a decrease of $1,725 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Registrant owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $1,341,835 and $1,351,408 at September 30, 1996 and December 31, 1995, respectively. BMCLP had restricted cash and cash equivalents of $1,205,531 and $1,607,970 at September 30, 1996 and December 31, 1995, respectively. During the first nine months of 1996, unrestricted cash and cash equivalents decreased $9,573 despite net income of $12,724,598. This was largely due to the non-cash gain on debt forgiveness of $10,570,143, net debt and interest payments of $5,058,359, and fixed asset additions and payment of leasing costs of $956,451 and $908,812, respectively, which were offset by depreciation and amortization totaling $4,221,543, and a decrease of restricted cash of $402,439 along with the increase of accounts payable of $107,326.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At September 30, 1996, BMCLP estimates that R&K's total operating deficit

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


obligation has increased to approximately $29,000,000, although R&K does not concur with this amount. As of September 30, 1996 and December 31, 1995, R&K has provided $2,336,372 and $2,243,984, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,097,485 and $1,005,097 at September 30, 1996 and December 31, 1995,
respectively, and has been added to the original advance amount. For the nine months ended September 30, 1996 and 1995, no amounts were advanced to BMCLP for operating deficits because R&K has represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated First and Second Mortgage Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. During the nine months ended September 30, 1996 and 1995, GECC advanced $638,877 and $216,666, respectively, to BMCLP for tenant improvements.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the $1,038,654 that was placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses including capital improvements, tenant improvements and leasing commissions of the Development including payments under the Restated Notes. On April 3, 1995, BMCLP withdrew $400,000 from the escrow account to help pay the interest due on the Restated Second Mortgage Note. BMCLP deposited $100,000 into the escrow account on April 18, 1995. On February 1, 1996 and April 5, 1996, BMCLP withdrew $580,000 and $135,000, respectively, from the escrow account to help pay operating expenses including capital improvements, tenant improvements and leasing commissions. On July 31, 1996 BMCLP deposited $50,000 into the escrow account.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                              Results of Operations
                              ---------------------

Registrant
----------

Three months ended September 30, 1996 in comparison with
--------------------------------------------------------
     September 30, 1995
     ------------------

     The Registrant recorded a net loss for the three months ended September 30, 1996 of $8,262 as compared with a net loss of $13,987 for the corresponding period in 1995. Operating expenses during the third quarter of 1996 were $5,725 lower than 1995 primarily due to the timing of accounting and auditing fees.

Nine months ended September 30, 1996 in comparison with
-------------------------------------------------------
     September 30, 1995
     ------------------

     The Registrant recorded a net loss for the nine months ended September 30, 1996 of $24,235 as compared with a net loss of $28,645 for the corresponding period in 1995. Operating expenses during the nine months ended September 30, 1996 were $4,410 lower than 1995 primarily due to timing of accounting and auditing fees.

Bethesda Metro Center Limited Partnership
-----------------------------------------

Three months ended September 30, 1996 in comparison with
--------------------------------------------------------
     September 30, 1995
     ------------------

     BMCLP's net income for the third quarter of 1996 increased $555,066 or 15% from the corresponding period in 1995, primarily as a result of an increase in room revenue, food and beverage revenue, telephone revenue and office retail and parking rentals revenue. BMCLP's net income also increased due to a reduction in administrative expense, property operations and maintenance expense, interest expense and real estate and personal property taxes. BMCLP's increase in net income was also due to the increase in the extraordinary gain on debt forgiveness due to the fluctuations in the underlying debt interest rate. Partially offsetting the increase in BMCLP's net income was an increase in food and beverage expenses, amortization expense due to an increase in deferred charges and an increase in the hotel's management fees paid due to an increase from 3% to 4% in 1996.

     Room revenue increased $293,826 or 11% from the third quarter of 1995. Hotel occupancy increased 4% due to a strong July. Food and beverage revenues increased $158,526 or 16% from the same period last year as a result of strong social and group banquet business. Telephone revenue increased $30,792 or 22% due to an increase in long distance revenue. Other revenue decreased $16,272 or 52% primarily due to a decrease in late departure fees and a sales tax refund received in 1995. The increases in room revenue, food and beverage revenues and

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


telephone revenue resulted in third quarter gross operating profits which exceeded the same period last year by approximately $352,223 or 27%.

     Office building revenue for the third quarter of 1996 increased $255,925 or 12% from the third quarter of 1995. The occupancy of the office building increased from 94% to 99% for the third quarter of 1996, due to several new leases that were signed. The retail and marketplace occupancy increased from 77% to 93% primarily due to the reclassification of 4,155 square feet of retail space to office space. The retail and marketplace average rental rate decreased from $35 to $33 during the third quarter of 1996 as compared to 1995, primarily due to new lease renegotiations.

     Operating expenses of the office building for the third quarter of 1996 decreased by $36,094 or 5% from the third quarter of 1995 primarily due to costs incurred in 1995 for consulting fees relating to the WMATA issue, as described above, and appraisal costs incurred related to the refinancing.


Nine months ended September 30, 1996 in comparison with
-------------------------------------------------------
     September 30, 1995
     ------------------

     BMCLP's net income for the first nine months in 1996 increased $335,623 or 3% from the corresponding period in 1995, primarily as a result of an increase in room revenue, food and beverage revenue, telephone revenue and office retail and parking rentals revenue. Contributing to BMCLP's increase in net income was a decrease in net cash flow participation, and a reduction of interest expense and other expenses. BMCLP's net income was negatively impacted by an increase in food and beverage expense, an increase in amortization expense as a result of increased deferred charges along with a decrease in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate. Also partially offsetting the increase in BMCLP's net income was an increase of hotel's management fees due to an increase from 3% to 4% during 1996.

     Room revenue increased $406,248, or 5% from the first nine months of 1995. The Hotel's occupancy remained constant at 79%, and the average room rate increased $5 to $112 compared to the first nine months of 1995. Food and beverage revenues increased $282,499, or 8% from the same period last year as a result of revenue growth in the banquet department. Telephone revenue increased $57,559 or 13% primarily due to an increase in long distance calling. Other revenue decreased $2,532 or 4% in comparison to the first nine months of 1995 primarily due to a reduction in late departure fees and a sales tax refund received in 1995. Year to date gross operating profits exceeded last year by $493,970 or 10%.

     Office building revenue increased $225,685 or 3% during the first nine months of 1996 compared with the first nine months of 1995 primarily due to an increase in occupancy and rental rates. The occupancy of the Office Building increased from 96% to 97% while the rental rate increased from $23 in the first nine months of 1995 to $24 in the first nine months of 1996. The retail and marketplace occupancy increased from 76% to 95% primarily due to the reclassification of 4,155 square feet of retail space to office space. The retail and marketplace average rental rate remained constant at $35.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Operating expenses for the Office Building for the first nine months of 1996 increased by $62,671 or 3% primarily due to common area painting and wallcovering and maintenance and repairs to the plaza, fountain and the HVAC system.

     The following tables outline pertinent unaudited data regarding the operations of the hotel and office building:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                           OFFICE BUILDING
                                                           ---------------
                                                             (Unaudited)

                                                            For the three months ended           For the nine months ended
                                                                   September 30,                        September 30,
                                                           ----------------------------        -----------------------------
                                                               1996            1995                1996             1995
                                                           ------------    ------------        ------------     ------------
Leasing:
-------
Average Space Occupied:
  Office                                                             99%             94%                 97%              96%
  Retail and Marketplace                                             93%             77%                 95%              76%

Average Rental Rate:
  Office                                                            $24             $24                  $24             $23
  Retail and Marketplace                                            $33             $35                  $35             $35

Operations:
----------
Total Income                                               $  2,327,789    $  2,071,864        $  6,966,858     $  6,741,173
Operating Expenses                                             (698,993)       (735,087)         (2,033,007)      (1,970,336)
                                                           ------------    ------------        ------------     ------------
Gross Operating Profits
  (Before Depreciation, Management Fees and
    Other Fixed Costs)                                     $  1,628,796    $  1,336,777        $  4,933,851     $ 4,770,837
                                                           ============    ============        ============     ============

                                                                HOTEL
                                                           ---------------
                                                             (Unaudited)

                                                            For the three months ended           For the nine months ended
                                                                   September 30,                        September 30,
                                                           -----------------------------       -----------------------------
                                                               1996            1995                1996             1995
                                                           ------------    ------------        ------------     ------------
Actual Average Occupancy                                             79%             75%                 79%              79%
Actual Average Room Rate                                           $109            $104                $112             $107
Room Revenues                                              $  3,038,829    $  2,745,003        $  9,216,646     $  8,810,398
Food & Beverage Revenues                                   $  1,136,926    $    978,400        $  3,697,329     $  3,414,830
Room Profits                                               $  2,440,098    $  2,160,411        $  7,374,635     $  6,990,169
Food & Beverage Profits                                    $    251,811    $    201,580        $    902,465     $    869,987
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                              $  1,661,694    $  1,309,471        $  5,248,096     $  4,754,126


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Partnership, to an extent not currently ascertainable. These factors, include, but are not limited to, over building of office, hotel or commercial space; changes in the general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the proximate business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God. Effective July 1, 1996, the local government in Montgomery County, Maryland, where the hotel is located, increased room taxes from 5% to 7% to fund the Montgomery County Conference Center which is expected to be complete in 1999.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1996.

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


November 12, 1996                  By:  /s/ H. William Willoughby
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