Form 10-K
period 1996-12-31
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1997-03-20
CIK 780348

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         1996 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                 Page
                                                                 ----

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .    I-1
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . .    I-2
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .    I-14
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . . . . .    I-14

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

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and
            Report on Form 8-K  . . . . . . . . . . . . . . .    IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .    IV-5

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .    IV-32

                                     PART I
                                     ------

INTRODUCTION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1993, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

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

     Between October 21, 1985 and December 31, 1985, 600 limited partnership interests (Units) were sold to the public through a private placement offering with an aggregate offering price of $60,000,000 (reduced to $59,639,200 for Units paid in full at a discount at inception) conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. As a result of the sale of half-units, the 600 units outstanding are held by 700 limited partners (Investors) of the Partnership. As of December 31, 1990, the Partnership had received capital contributions from Investors in an aggregate amount equal to $59,599,769. No additional capital contributions have been received since December 31, 1990.

     The Partnership made all of its payments of capital contributions totaling $42,500,100 to BMCLP in nine installments commencing in December 1985 and ending in March 1990 in return for its 92.5% limited partnership interest in BMCLP. Such capital contributions were funded with the proceeds of the Investors' capital contributions to the Partnership. Effective June 15, 1992 the Investors voted in connection with a loan modification to remove the managing general partners of BMCLP and to make an affiliate of the Managing General Partner of the Partnership, the managing general partner of BMCLP. The affiliate of the Managing General Partner of the Partnership is able to exercise significant control over the operating, financing and investing activities of BMCLP. Accordingly, effective June 15, 1992, the Partnership commenced reporting of its financial statements on a consolidated basis of accounting for its investment in BMCLP. Prior to the assumption by an affiliate of the Partnership of the managing general partner duties, the Partnership recorded its investment in BMCLP under the equity method.

     BMCLP was organized on November 30, 1981 and owns and operates the Development. The Development consists of a 381-room hotel known as the Hyatt Regency Bethesda (the Hotel), an office building including The Market at

                                     PART I
                                     ------


ITEM 1.   BUSINESS - Continued
          --------

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

     The Partnership has four general partners, C.R.I., Inc. (CRI), William B. Dockser, Martin C. Schwartzberg and H. William Willoughby (the General Partners) and one affiliated initial limited partner, CRICO-Bethesda Growth Partners Limited Partnership, and 700 Investors. The Managing General Partner of the Partnership is CRI. Martin C. Schwartzberg retired from CRI and its affiliated business effective January 1, 1996 and has had no role in management of the Partnership since then. The Partnership is a limited partnership owning a 92.5% limited partner interest in BMCLP. The other limited partners of BMCLP are Alan
I. Kay, Allen E. Rozansky (Special Limited Partners) and R & K Bethesda Metro Limited Partnership. C.R.C.C. of Bethesda, Inc. (CRCC), an affiliate of CRI, acts as BMCLP's managing general partner.

     The Hotel is managed by the Hyatt Corporation and the Office Building is managed by Realty Management Company, a former affiliate of one of the Special Limited Partners.

ITEM 2.   PROPERTIES
          ----------
                                    THE HOTEL
                                    ---------

     The Hotel is a 12-story, 381 room luxury hotel which includes 13 suites, 181 king bedded rooms, 11 queen bedded rooms and 176 double bedded rooms with a 120-foot high central atrium lobby. The Hotel is managed by the Hyatt Corporation(Hyatt).

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

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

                               THE OFFICE BUILDING
                               -------------------

     The Office Building is a 17-story deluxe office building featuring a lobby atrium garden and a 130-foot hanging sculpture, with The Market at Bethesda Metro, a glass enclosed retail pavilion of European design containing three levels of shopping, restaurants, convenience stores, services and offices, connected to it at the plaza level. An outdoor plaza offers year-round activities. In the winter months, an outdoor ice arena is centrally located in the plaza. During the warmer months, the ice arena converts into an outdoor eating plaza and performing arts center, where outdoor cafes, vendors, sculptures, fountains and various activities are located. The Office Building is managed by Realty Management Company(Realty), a former affiliate of one of the Special Limited Partners.

     As of December 31, 1996, the Office Building contains approximately 336,000 square feet of net rentable office space and approximately 18,000 square feet of net rentable retail and marketplace space, accessible to Metrobus and Metrorail.

                                   LAND LEASE
                                   ----------

     BMCLP entered into a non-recourse Land Lease with WMATA, dated December 1, 1981, pursuant to which BMCLP leases the land on which the Development is built for a term of 50 years, renewable at the option of BMCLP for an additional term of 49 years.

     As of December 1, 1985 and continuing throughout the remainder of the initial lease term, BMCLP is required to pay WMATA a minimum annual rental of $1,600,000 in equal quarterly installments in advance. Further, BMCLP is obligated to pay WMATA additional rent in an amount equal to 7.5% of all Gross Income (which is defined in the Land Lease as gross receipts) in excess of $31,000,000, commencing in calendar year 1986 and payable within 90 days of the end of the calendar year to which each payment relates. In 1996, total land lease rental payments of $1,600,000 were made with no additional rent due for the calendar year 1996.

     WMATA may terminate the Land Lease at least thirty (30) days after giving BMCLP notice if (1) BMCLP fails to make a payment of minimum or additional rent for 30 days after notice of such failure from WMATA or (2) BMCLP fails to perform any other covenants contained in the Land Lease for 60 days after notice of such failure from WMATA. No such default notices have been received.

     BMCLP constructed its buildings on land it leases from WMATA. WMATA asserted claims against BMCLP concerning the deterioration of the concrete slab in areas that WMATA has used as a bus terminal and Kiss & Ride area since 1985. WMATA asserted that the deterioration is due to construction defects, but BMCLP takes the position that the deterioration is due to improper maintenance. The deterioration has reached the point that BMCLP's parking garage, which underlies the concrete slab, could be damaged. Accordingly, although BMCLP denies any legal liability for the repair of the concrete slab, it agreed to contribute $100,000 toward repair of the deck in exchange for a full release of any and all claims WMATA may have with respect to the design and construction issues. The estimated cost for repair is approximately $1,000,000, of which WMATA will pay all but the $100,000 contributed by BMCLP. BMCLP negotiated a release with WMATA, and in July 1996 submitted it together with the $100,000. On September

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

26, 1996 the release and a settlement agreement were signed, thus releasing BMCLP from any liability over $100,000. The settlement agreement specifies work to be performed and WMATA's use of BMCLP's parking garage space for structural shoring during its repairs of the overhead concrete deck. The $100,000 is being held in trust until the work is completed or until WMATA requests payment.

     WMATA held a meeting with representatives from Realty on January 31, 1997 to further discuss the details of the refurbishment program. A newly updated repair plan will be submitted to Realty by mid March, at that time it should be known how many parking spaces will be affected along with the duration of the construction. This estimated repair work will begin July 7, 1997.

                          MANAGEMENT OF THE DEVELOPMENT
                          -----------------------------

Hotel Management
----------------

     Hyatt manages the Hotel under the name of Hyatt Regency Bethesda, in accordance with the terms and conditions of the Hotel Management Agreement dated March 1, 1982. The Hotel Management Agreement will expire on December 31, 2015, unless earlier terminated in accordance with its terms. Hyatt is given substantial control and discretion in the operation of the Hotel, including the right on behalf of BMCLP to negotiate all agreements necessary to the operation of the Hotel and the right to determine the charges for rooms, entertainment, food and beverages, labor policies, and all phases of promotion and publicity relating to the Hotel.

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

     Hyatt will be relieved from its obligation to operate the Hotel as a first-class hotel and may, in addition, terminate the Hotel Management Agreement if: (i) prevented from performing its obligations by events beyond Hyatt's control, (ii) in the event of a breach by BMCLP of any provision of the Hotel Management Agreement, or (iii) there is a limitation upon Hyatt's ability to expend funds for the Hotel, such as would result from BMCLP's failure to provide adequate working capital or replacement reserves, as required under the Hotel Management Agreement.


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

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

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

     As of December 31, 1996 these financial obligations were met by BMCLP.

     Pursuant to an amendment to its management agreement in connection with the 1992 loan modification with BMCLP's prior lender, which remains in effect as to Hyatt under the newly amended and restated first and second mortgage loans, Hyatt agreed to reduce its basic management fee from 4% to 3% from December 31, 1991 to December 31, 1995. In return for this reduction, BMCLP agreed to modify the Owner's Remittance of the Hotel Management Agreement, by extending the Sixth Full Year by one additional year for each year that Hyatt reduced its basic fee. In addition, the calculation of the contingent incentive fee includes the basic fee at the original 4%. As of January 1, 1996, the basic management fee has returned to 4%. Management fees paid to Hyatt for the years ended December 31, 1996, 1995 and 1994 were approximately $734,000, $520,000 and $482,000, respectively. The incentive fee earned for the years ended December 31, 1996, 1995 and 1994 was approximately $356,000, $232,000 and $134,000, respectively.

     BMCLP can terminate the Hotel Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1991 (referred to as the Sixth Full Year), the Hotel does not produce enough income to permit Hyatt to remit to BMCLP the sum of $6,250,000 for each such fiscal year (referred to as the Owner's Remittance). This shortfall occurred in 1996 and Hyatt and BMCLP expect it to occur during 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt are negotiating a new Hotel Management Agreement which will have a lower fee. BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Hotel Management Agreement. Management can not currently project the impact on the accompanying consolidated financial statements for the outcome of these negotiations.

Office Building Management
--------------------------

      The Office Building is managed by Realty, an affiliate prior to July 1, 1988, of one of the Special Limited Partners. BMCLP entered into an agreement with Realty dated January 31, 1985, in which Realty was to manage the Office Building for a term of twenty years commencing from the date the Office Building opened. Under this agreement, Realty received a management fee equal to 4% of all income collected from the operation of the Office Building, to be paid monthly. However, Realty agreed to allow BMCLP to defer payment of its management fees, effective January 1, 1992, through the date of restructuring of the original debt.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

     In connection with the debt restructuring which occurred November 16, 1994, BMC Lender Partnership (BMC), the holder of the amended and restated second mortgage loan, paid Realty $1,000,000 to terminate its former twenty year management contract with BMCLP (which amount is not part of any financing for which BMCLP is liable). At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total revenues. Of this amount, one-half or 2% shall be paid by Realty to BMC, during the term of the amended and restated second mortgage loan, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the years ended December 31, 1996, 1995 and 1994 were approximately $401,000, $391,000 and $357,000, respectively.

     Realty was formed in 1976. It has informed the Partnership that it now has 20 employees and manages approximately 1,000,000 gross square feet of space.

     As of December 31, 1996, there was approximately 3,257 square feet of office space available for rent in the Office Building. Retail and marketplace space was 92% occupied as of December 31, 1996. See page II-7 for average occupancy percentages.

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

     Monument retains 10% of all adjusted gross receipts in excess of $1,500,000 until the adjusted gross receipts reach $2,000,000, as an incentive fee. In addition, Monument retains 30% of all adjusted gross receipts in excess of $2,000,000, as a further incentive fee. In 1996, adjusted gross receipts equaled $1,154,985.

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

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

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

     The modification provided for interest to be accrued at the stated rate, adjusted as set forth in the original Notes, and interest payments in an amount equal to all of BMCLP's net cash flow, as defined, were due and payable monthly. All accrued but unpaid interest was added to principal and was to be due in full at maturity. No regular principal payments were required.

     The modification also provided for quarterly payments (Excess Payments) to be paid to Great Western beginning March 1992. However, BMCLP paid all net cash flow to Great Western, and, therefore, did not itself have cash to make the Excess Payments. These Excess Payments were partially funded to Great Western from management fees waived by Hyatt and those deferred by Realty and Capitol Hotel Group (CHG), an affiliate of the General Partners. During 1994, BMCLP was advanced a total of $107,103, including accrued interest, from CRI for the payments of the Excess Payments due. BMCLP paid $796,876 of Excess Payments to Great Western in 1994, as required. Under the restructured debt, which occurred November 16, 1994, as discussed below, no further Excess Payments were required.

Restructuring of Original Mortgage Debt
---------------------------------------

     On November 16, 1994 Great Western sold the Notes to BMC Lender Partnership
(BMC), an unaffiliated entity. BMC sold the First Mortgage Note to General Electric Capital Corporation (GECC), which amended and restated the First Mortgage Note (the Restated First Mortgage Note) to a principal amount of $48,000,000. BMC amended and restated the Second Mortgage Note (the Restated Second Mortgage Note) (collectively, the Restated Notes) to a principal amount of $10,000,000 advanced at closing. Of the total $58 million principal amount of the Restated Notes, $55 million was paid to Great Western in consideration for the Notes, approximately $1.8 million was used to fund loan fees and related costs on behalf of BMCLP, approximately $200,000 was used to fund interest and insurance premiums at the closing date and the remaining amount of approximately $1.0 million was deposited into an escrow account restricted for working capital requirements, as discussed in Note 2.

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at December 31, 1996 and 1995 was 5.53% and 5.81%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew or cancel their leases, additional principal payments equal to 100% of

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date, which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. For the years ended December 31, 1996 and 1995, GECC advanced $975,001 and $216,666, respectively, to BMCLP for capital improvements, tenant improvements and leasing commissions.

     Annual principal payments due on the Restated First Mortgage Note are as follows:

                         1997                     $  1,299,996
                         1998                        1,299,996
                         1999                        1,299,996
                         2000                        1,299,996
                         2001                       40,417,016
                                                  ------------
                              Total               $ 45,617,000
                                                  ============

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995, as discussed in Note 2 to the consolidated financial statements. For the years ended December 31, 1996 and 1995, the interest reserve balance was $555,000 and $277,500, respectively.

     The Restated Second Mortgage Note stipulates that 16% interest is payable monthly from available cash flow as defined on a cumulative basis. Based on the provisions of the Restated Second Mortgage Note, BMCLP s cash flow from operations shall be disbursed in the following priority:

     a.   Debt service and reserves on the Restated First Mortgage Note.

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

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

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

     In 1996 and 1995, $150,000 was paid to BMC as 75% of remaining net cash flow for 1995 and 1994, respectively, and is included in net cash flow participation in the accompanying consolidated statements of operations. Also in both 1996 and 1995, $50,000 was paid to CRCC as management fees for 1995 and 1994, respectively, and is included in management fees in the accompanying consolidated statements of operations. Additionally, $150,000 and $50,000 were accrued as of December 31, 1996 for fiscal year 1996 for net cash flow participation and management fees, respectively.

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5 million in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of December 31, 1996, no additional advances have been made.

     BMC required that BMCLP deposit a deed in lieu of foreclosure in escrow to be recordable in the event of a default under the Restated Second Mortgage Note. CRCC agreed to amend and restate various no bankruptcy agreements of the type the original lender, Great Western, had required of it and certain affiliates. The new agreements are not secured or guaranteed, but a default thereunder could trigger the recordation of the escrowed deed in lieu of foreclosure. One event of default would occur if an entity other than CRCC became a General Partner of BMCLP (and could potentially put BMCLP in bankruptcy).

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses by demonstrating the need for such funds to BMC. As of December 31, 1996 and December 31, 1995, balances in the escrow account totalled $273,654 and $738,654, respectively. On February 1, 1996 and April 5, 1996, BMC released $580,000 and $135,000, respectively, to BMCLP to fund costs of leasing and operating expenses. On July 31, 1996 and December 31, 1996, BMCLP deposited $50,000 and $200,000, respectively, to replenish the reserve. During 1995, BMCLP withdrew $400,000 from the escrow account to help pay the interest on the Restated Second Mortgage Note and deposited $100,000 to replenish the reserve.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

     A purchase money mortgage had been placed upon the Development as of September 17, 1985 to secure repayment for the redemption by BMCLP of the partnership interest in BMCLP held by Iroquois Financial Corporation (Iroquois), a Maryland corporation, which is owned 50% by Alan I. Kay and Allen E. Rozansky and 50% by an individual unaffiliated with Alan I. Kay and Allen E. Rozansky or the General Partners. This purchase money mortgage (the Third Mortgage Note) was subordinated to the Second Mortgage Note as of July, 1987. The Third Mortgage Note collateralizes the payment by BMCLP of the $3,000,000 purchase money note given by BMCLP to Iroquois in exchange for Iroquois' interest in BMCLP. The Third Mortgage Note bears simple interest at 9%. In connection with the debt restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of:
(i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any Maturity Date under the Restated Notes. As of December 31, 1996 and 1995, accrued interest of $3,049,500 and $2,779,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow, as defined in the agreement, was available for repayment of this note during 1996, 1995 or 1994.

     Substantially all of BMCLP's property and equipment is pledged as collateral to the Restated First and Second Mortgage Notes and to the Third Mortgage Note.

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

     Based on the Restated First Mortgage Note s interest rate of 9.78% and 10.06% in effect at December 31, 1996 and 1995, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $67,453,640 and $73,150,159 at December 31, 1996 and 1995, respectively, including additional draws subsequent to the restructuring. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $136,886,036 and $156,408,615 at December 31, 1996 and 1995, respectively),
SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

$69,432,396 and $83,258,456 difference between the carrying value and total future obligation of the debt at December 31, 1996 and 1995, respectively, was deferred and is being amortized as an extraordinary gain in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the years ended December 31, 1996 and 1995, $990,767 and $4,556,760, respectively, was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from an increase in the future obligation based on changes in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as extraordinary gain over the remaining term of the Restated First Mortgage Note.

     For the years ended December 31, 1996, 1995 and 1994, amortization of this deferred debt forgiveness amounted to $14,600,160, $14,085,175 and $1,852,734, respectively. The amortization of deferred gain is included in the extraordinary item of $14,340,300, $13,825,315 and $1,820,252 at December 31,
1996, 1995 and 1994, respectively, in the accompanying consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $259,860, $259,860 and $32,482, respectively, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the years ended December 31, 1996 and 1995 amounted to $259,860 in each year and was added to the principal balance of the Restated Second Mortgage Note.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Investments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that the carrying amount of the total future obligation of the Restated First Mortgage Note, which represents the estimated total future obligation of principal and interest, approximates fair value based on the variable nature of the Restated First Mortgage Note's interest rate. Because future debt-service payments are contingent upon changes in the underlying index upon which the interest rate is calculated, the total future obligation of the Restated First Mortgage Note is expected to fluctuate with changing market rates of interest. The Partnership has determined that it is not practicable to estimate the fair value for the Restated Second Mortgage Note or the Third Mortgage Note due to: (1) the lack of an active market for these types of financial instruments, (2) the variable nature of the remaining net cash flow payments payable to BMC under the Restated

                                     PART I
                                     ------


ITEM 2.   PROPERTIES - Continued
          ----------

Second Mortgage Note, as discussed above, (3) the variable nature of the Third Mortgage Note's interest payments as a result of its dependence on available cash flow from BMCLP, and (4) the excessive costs associated with an independent appraisal of the Restated Second Mortgage Note and the Third Mortgage Note.

                          OPERATING DEFICIT OBLIGATION
                          ----------------------------

     For operating deficits which arise, the BMCLP Limited Partnership Agreement
(LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At December 31, 1996, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K do not concur with this amount. As of December 31, 1996 and 1995, R&K have provided $2,367,168 and $2,243,984, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. These Operating Deficit Loans shall be repaid in full upon the earlier to occur of (i) fifteen (15) years from the date of such loans or (ii) liquidation, sale or refinancing of the Development (except a refinancing which does not exceed the outstanding principal balance of the original First Mortgage Note).

     The obligation of R&K to make or cause to be made Operating Deficit Loan(s) is jointly and severally guaranteed by Alan I. Kay and Allen E. Rozansky and further secured by the expense allowance payable to Alan I. Kay and Allen E. Rozansky, the Incentive Management Fee payable to Rozansky & Kay Construction Company, one-half (1/2) of the disposition fee payable to Alan I. Kay and Allen
E. Rozansky from the proceeds of any sale of the Development, and any distributions made to Alan I. Kay and Allen E. Rozansky from the net cash flow of BMCLP or from the proceeds of any sale or refinancing of BMCLP. All obligations of Rozansky and Kay Construction Company have been assumed by Alan
I. Kay and Allen E. Rozansky.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material pending legal proceedings to which the Partnership is a party.

                                     PART I
                                     ------

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

     As of December 31, 1996, there were 700 holders of record of 600 limited partnership units and there have been no cash distributions to the Investors since the inception of the Partnership.

                                     PART II
                                     -------


ITEM 6.   SELECTED FINANCIAL DATA-REGISTRANT
          ----------------------------------

                                                                       For the years ended December 31,
                                                 1996             1995             1994             1993             1992
                                             ------------     ------------     ------------     ------------     ------------
Revenue                                      $ 27,920,327     $ 26,598,394     $ 25,037,520     $ 24,125,298     $ 11,896,586
Operating expenses                            (13,783,831)     (13,473,167)     (13,095,130)     (13,054,106)      (7,378,258)
Depreciation and Amortization                  (4,889,241)      (5,335,679)      (5,139,013)      (5,284,838)      (3,583,798)
Interest expense                                 (814,767)        (756,102)     (12,737,570)     (14,068,974)      (8,257,890)
Other expenses                                 (5,066,489)      (4,673,031)      (4,689,669)      (4,786,626)      (2,742,168)
Extraordinary item - debt forgiveness          14,340,300       13,825,315        1,820,252               --               --
Loss attributable to minority interest
  at consolidation date (2)                            --               --               --               --      (77,472,839)
                                             ------------     ------------     ------------     ------------     ------------
Net income (loss)                            $ 17,706,299     $ 16,185,730     $ (8,803,610)    $(13,069,246)    $(87,538,367)
                                             ============     ============     ============     ============     ============
Net income (loss) attributable to
  minority interest (3)                      $ 17,736,221     $ 16,217,328     $ (8,776,560)    $(12,959,305)    $(87,475,121)
                                             ============     ============     ============     ============     ============
Net loss attributable to Partnership         $     29,922     $     31,598     $     27,050     $    109,941     $     63,246
                                             ============     ============     ============     ============     ============
Net loss allocated to General Partners
  and Affiliated Initial Limited
  Partner (1%)                               $        299     $        316     $        270     $      1,099     $        632
                                             ============     ============     ============     ============     ============
Net loss allocated to additional Limited
  Partners (99%)                             $     29,623     $     31,282     $     26,780     $    108,842     $     62,614
                                             ============     ============     ============     ============     ============
Net loss allocated to additional Limited
  Partners per Unit (600 units issued and
  outstanding)                               $      49.37     $      52.14     $      44.63     $     181.40     $     104.36
                                             ============     ============     ============     ============     ============
Investment in BMCLP, as restated (1)         $    N/A         $     N/A        $     N/A        $    N/A         $     N/A
                                             ============     ============     ============     ============     ============
Total Property and Equipment, net            $ 82,670,172     $ 85,718,935     $ 89,123,745     $ 91,219,288     $ 95,166,224
                                             ============     ============     ============     ============     ============
Total Assets, as restated                    $ 91,943,571     $ 93,929,081     $ 98,232,016     $ 97,099,757     $102,125,162
                                             ============     ============     ============     ============     ============
Total Mortgage Debt                          $ 90,190,945     $ 96,979,826     $ 99,543,584     $192,961,944     $185,582,840
                                             ============     ============     ============     ============     ============
Capital Contributions payment to BMCLP       $          0     $          0     $          0     $          0     $          0
                                             ============     ============     ============     ============     ============

(1) The Managing General Partner of the Partnership has a 0.01% interest. Other general partner interests which total 0.99% are held by three individuals affiliated (or formerly affiliated) with CRI. 98.99% of the 99% remaining interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification agreement with BMCLP's former first mortgage lender, CRCC replaced the unrelated managing general partners of BMCLP. Since CRCC is an affiliate of CRI, the Partnership's financial statements as of December 31, 1992 and for the period June 16 through December 31, 1992 have been consolidated with BMCLP.

(2) The loss attributable to minority interest at consolidation date of $77,472,839 represents BMCLP's cumulative losses prior to June 15, 1992

                                     PART II
                                     -------


ITEM 6.   SELECTED FINANCIAL DATA-REGISTRANT - Continued
          ----------------------------------

     which have not been recognized by the Partnership as these losses exceeded the Partnership's investment in BMCLP. Prior to June 15, 1992 the Partnership recorded its investment in BMCLP under the equity method of accounting.

(3) The cumulative net loss attributable to minority interest of $75,257,437, $92,993,658 and $109,210,986 as of December 31, 1996, 1995 and 1994,
     respectively, represents losses not attributable to the partners of the Partnership. (See the Consolidated Statements of Partners' Deficit in the Consolidated Financial Statements located in Part IV of this document.) Cumulative BMCLP losses in excess of the Partnership's investment in BMCLP are comprised of $77,472,839 (as discussed in #2 above), plus net cumulative additional excess BMCLP income (losses) at December 31, 1996, 1995 and 1994 of $2,215,402, ($15,520,819) and ($31,738,147), respectively.
     The cumulative BMCLP losses in excess of the Partnership's investment have been reflected as losses attributable to minority interest at consolidation date, and the BMCLP losses subsequent to June 15, 1992 have been consolidated into the operating accounts of the Partnership for the years ended December 31, 1996, 1995 and 1994.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

                                    Liquidity
                                    ---------

     The Partnership's sole investment is its limited partner interest in BMCLP. BMCLP has experienced cash deficits in recent years as cash flow from operations has been insufficient to fund capital and debt service requirements.

     However, subsequent to the November 1994 debt restructuring, BMCLP's management is of the opinion that cash flow from operations for the year ended December 31, 1997 after funding anticipated capital and debt-service requirements will be at a break-even level. To the extent that any cash deficits arise, management may utilize certain working capital reserves established in 1994 and additional borrowing capacity under its Restated Notes. However, since access to reserves and additional borrowings is contingent upon the approval of the BMC Lender Partnership, there can be no assurance that management will be able to fund cash flow deficits should they arise.

     The Partnership does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1997, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of BMCLP, it is unlikely that the Partnership will receive any cash distribution from its investment in BMCLP in 1997 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP's mortgage notes. However, the Managing General Partner, CRI, has represented a willingness to fund projected cash flow requirements of the Partnership for the year ending December 31, 1997.

     At December 31, 1996 and 1995, the Partnership had $116 in available cash.

     During 1996, the Partnership's available cash remained constant at $116, whereas accounts payable increased $29,922. The increase in accounts payable includes an increase of $28,547 in loan payable to its Managing General Partner for administrative expenses and an increase of $1,375 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Partnership owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $2,015,128 and $1,351,408 at December 31, 1996 and 1995, respectively. BMCLP had restricted cash and cash equivalents of $1,801,023 and $1,607,970 at December 31, 1996 and 1995,
respectively. During 1996, unrestricted cash and cash equivalents increased by $663,720 despite a net income of $17,736,221. This was due largely to the non-cash gain on debt forgiveness of $14,340,300, as well as the net debt payments of $7,575,578, and fixed assets additions and payment of leasing costs of $1,354,687 and $1,229,414, respectively, which were offset by depreciation and amortization totalling $4,889,241 and proceeds from mortgage debt of $975,001 along with a $628,500 collection of accounts receivable and a $454,166 advance from affiliates.

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

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

                          Operating Deficit Obligation
                          ----------------------------

     For operating deficits which arise, the BMCLP Limited Partnership Agreement
(LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At December 31, 1996, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K do not concur with this amount. As of December 31, 1996 and 1995, R&K have provided $2,367,168 and $2,243,984, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,128,281 and $1,005,097 at December 31, 1996 and 1995, respectively, and has been added to the original advance amount. For the years ended December 31, 1996 and 1995, no amounts were advanced to BMCLP for operating deficits because R&K have represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

     In accordance with the terms of the Restated Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. In 1996 and 1995, GECC advanced $975,001 and $216,667 respectively, to BMCLP for capital improvements, tenant improvements and leasing commissions.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the $1,038,654 that was placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses of the Development including payments under the Restated First and Second Mortgage Notes. On February 1, 1996 and April 5, 1996, BMC released $580,000 and $135,000, respectively, to BMCLP to fund costs of leasing and operating expenses. On July 31, 1996 and December 31, 1996, BMCLP deposited $50,000 and $200,000, respectively, to replenish the reserve. During 1995 BMCLP withdrew $400,000 from the escrow account to help pay the interest due to the Restated Second Mortgage Note and deposited $100,000 to replenish the reserve.

     BMC may advance additional amounts up to $5,000,000 to BMCLP in accordance with the Restated Second Mortgage Note. Also, BMC may re-advance funds received from BMCLP as additional interest payments (75% of net cash flow) if BMCLP pays its 25% share of net cash flow held in reserves. No advances were made in 1995 or 1996.

                              Results of Operations
                              ---------------------

Partnership
-----------

YEAR ENDED DECEMBER 31, 1996

     The Partnership recorded a net loss for 1996 of $29,922 as compared with a net loss of $31,598 for 1995. Operating expenses during 1996 were $1,679 lower than 1995, primarily due to a decrease in professional fees.

YEAR ENDED DECEMBER 31, 1995

     The Partnership recorded a net loss for 1995 of $31,598 as compared with a net loss of $27,050 for 1994. Operating expenses during 1995 were $4,551 higher than 1994, primarily due to an increase in accounting and auditing fees.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

Bethesda Metro Center Limited Partnership
-----------------------------------------

YEAR ENDED DECEMBER 31, 1996

     BMCLP had net income for 1996 of $17,736,221 as compared with net income of $16,217,328 for 1995. The increase was primarily a result of an increase in room revenue, food and beverage revenue, telephone revenue and office retail and parking rentals revenue. Contributing to BMCLP's increase in net income was an increase in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate and a decrease in depreciation expense. BMCLP's net income was negatively impacted by an increase in real estate and property taxes, the Hotel's increase in management fees from 3% to 4% effective January 1, 1996, and an increase in food and beverage expense.

     Room revenue increased by $615,079, or 5%, from 1995. The Hotel experienced an increase in occupancy from 77% to 78% and an increase in average room rate of $4.10 from 1995. Food and beverage revenues increased by $342,246, or 7%, from 1995 as a result of increased banquet revenue. The increase in room and food departmental profits combined with the Hotel's cost control efforts, resulted in gross operating profits exceeding 1995 by approximately $775,641 or 12%.

     In 1996, the Hotel received the AAA Four Diamond Award for overall excellence.

     Office building revenue increased $488,428 or 5% during 1996 compared with 1995. The occupancy of the Office Building increased from 97% to 98% while the rental rate remained constant at $24 per square foot in 1996 and 1995. The retail and marketplace occupancy decreased from 98% to 92% primarily due to three major retail leases expiring during 1996 and not being renewed. The retail and marketplace average rental rate decreased from $38 per square foot in 1995 to $33 in 1996.

     Operating expenses for the Office Building for 1996 increased by $64,539, or 2%, from 1995 primarily due to common area painting and wallcovering and maintenance and repairs to the plaza, fountain and HVAC system.

YEAR ENDED DECEMBER 31, 1995

     BMCLP had net income for 1995 of $16,217,328 as compared with a net loss of $8,776,560 for 1994. This was primarily the result of a gain on debt forgiveness of $13,825,315 and a reduction of interest expense of $11,981,468 relating to the restructuring of the First and Second Mortgage Notes in November 1994.

     Room revenue increased by $739,670, or 7%, from 1994. The Hotel experienced an increase in occupancy from 75% to 77% and an increase in average room rate of $4 from 1994 due to the completion of hotel renovations in 1994. Food and beverage revenues increased by $359,372, or 8%, from 1994 as a result of increased banquet patronage. The increases in room and food and beverage revenues, along with the Hotel's cost control efforts, resulted in gross operating profits which exceeded 1994 by approximately $857,000 or 15%.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

     In 1995, the Hotel received the AAA Four Diamond Award for overall excellence.

     Office building revenue increased $333,237 or 4% during 1995 compared with 1994. The occupancy of the Office Building increased from 95% to 97% while the rental rate remained unchanged at $24 per square foot in 1995. The retail and marketplace occupancy increased from 75% to 98% primarily due to the reclassification of 11,375 square feet of retail space to office space in mid-1994. The retail and marketplace average rental rate increased from $35 in 1994 to $38 per square foot in 1995.

     Operating expenses for the Office Building for 1995 decreased by $80,703, or 3%, from 1994.

     The following tables outline pertinent data regarding the operations of the Hotel and Office Building:

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

                                                           Office Building
                                                           ---------------

                                                                                   For the Year Ended December 31,
                                                                            --------------------------------------------
                                                                               1996            1995             1994
                                                                            -----------     -----------      -----------
Leasing:
-------
Average Space Occupied:
  Office                                                                             98%             97%              95%
  Retail and Marketplace                                                             92%             98%              75%

Average Rental Rate:
  Office                                                                            $24             $24              $24
  Retail and Marketplace                                                            $33             $38              $35
Operations:
----------
Total Income                                                                $ 9,536,468     $ 9,048,040      $ 8,714,803
Operating Expenses                                                           (2,717,183)     (2,652,644)      (2,733,347)
                                                                            -----------     -----------      -----------
Gross Operating Profits (Before Depreciation,
  Management Fees and Other Fixed Costs)                                    $ 6,819,285     $ 6,395,396      $ 5,981,456
                                                                            ===========     ===========      ===========

                                                                Hotel
                                                                -----

                                                                                   For the Year Ended December 31,
                                                                            ---------------------------------------------
                                                                               1996            1995             1994
                                                                            -----------     -----------      -----------
Actual Average Occupancy                                                            78%              77%              75%

Actual Average Room Rate                                                           $112            $108             $104

Room Revenue                                                                $12,248,303     $11,633,224      $10,893,554

Food & Beverage Revenues                                                    $ 5,354,665     $ 5,012,419      $ 4,653,047

Room Profits                                                                $ 9,796,735     $ 9,184,955      $ 8,592,414

Food & Beverage Profits                                                     $ 1,544,021     $ 1,486,226      $ 1,262,887

Gross Operating Profits (Before Depreciation,
  Management Fees and Other Fixed Costs)                                    $ 7,278,019     $ 6,502,378      $ 5,644,927


                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Partnership, to an extent not currently ascertainable. These factors, include, but are not limited to, over-building of office, hotel or commercial space; changes in general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the nearby business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God. Effective July 1, 1996, the local government in Montgomery County, Maryland, where the Hotel is located, increased room taxes from 5% to 7% to fund the Montgomery County Conference Center which is expected to be completed in 1999.

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

(a), (b), (c) and (e)

     The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership are as follows:

William B. Dockser, 60, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 50, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Ronald W. Thompson, 50, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 38, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.



                                      III-1

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Melissa Cecil Lackey, 41, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

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









































                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

     As described above in Item 10, the Partnership has no officers, directors or any employees. Under the Partnership Agreement, however, the General Partners have the exclusive right to conduct the business and affairs of the Partnership. Set forth below are all fees and other consideration payable to the General Partners and their affiliates, and to Alan I. Kay and Allen E. Rozansky and their affiliates, in fiscal year 1996.

       A.   Operational Period
            ------------------

       1.   General Partner               No distributions of net cash
            Interests of C.R.I.,          flow have been made through
            Inc., Dockser,                December 31, 1996.
            Schwartzberg and
            Willoughby, and Limited
            Partner Interest of
            CRICO-Bethesda in the
            Partnership.

       2.   Partnership Management        No incentive management fee
            Fee to CIP Management 14,     was paid.
            Inc.

       3.   Partnership Interests of      No distributions of net cash
            CRCC, Alan I. Kay,  Allen     flow have been made through
            E. Rozansky and R&K           December 31, 1996.
            Construction in BMCLP.

       4.   Expense Allowances to         (A) There was no net cash flow
            Alan I. Kay, Allen E.         generated by BMCLP, as
            Rozansky and CRCC in BMCLP;   defined, for fiscal year 1996,
            Management Fee and            therefore, no expense
            Incentive Management Fee      allowances were paid to Alan
            to R&K Construction.          I. Kay, Allen E. Rozansky and
                                          CRCC; (B) $3,000,000 payable
                                          to R&K Construction for its
                                          management services to BMCLP
                                          in 1986 through 1990.  As of
                                          December 31, 1986, no
                                          additional management fee was
                                          payable to R&K Construction
                                          and since then all additional
                                          amounts owed have been used
                                          to fund operating deficits of
                                          BMCLP in accordance with the
                                          terms of LPA; and (C) there
                                          was no cash flow, as defined,
                                          generated by BMCLP in fiscal
                                          year 1996, therefore, no
                                          incentive management fee was
                                          paid to R&K Construction.

       5.   Additional Purchase Price     (A) In fiscal year 1996, there
            to Sellers and an             were no funds available in the
            Additional Incentive          Operating Deficit Reserve to

                                      III-3

                                    PART III
                                    --------


ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

            Management Fee to CRCC,       pay additional purchase price
            Alan I. Kay and Allen E.      to the sellers; (B) there was
            Rozansky.                     no net cash flow, as defined,
                                          generated by BMCLP for fiscal
                                          year 1996, therefore, no
                                          additional incentive
                                          management fee was paid.

       6.   Management and                Management and Administration
            Administration Fees to        fees relating to 1994 of
            CRCC and/or the               $50,000 were paid in 1995.
            Partnership                   Management and Administration
                                          fees relating to 1995 of
                                          $50,000 were paid in 1996.
                                          Management and Administrative
                                          fees relating to 1996 of
                                          $50,000 were accrued in 1996.

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

       4.   Disposition Fee to Alan       The lesser of (i) 0.75% of the
            I. Kay and Allen E.           gross sales price of the
            Rozansky                      Development or (ii) $2,500,000
                                          as such fee shall be increased
                                          by an amount equal to 25% of
                                          the amount by which the
                                          Preferred Distribution is
                                          increased by the Tax Bracket
                                          Adjustment Factor, if any,
                                          payable after payment of all
                                          debts of BMCLP, repayment to the
                                          Partnership of its capital
                                          contributions to BMCLP, and
                                          payment of the Preferred
                                          Distribution, as adjusted by the
                                          Tax Bracket Adjustment Factor,
                                          if applicable.

       5.   Loan Repayment to             Repayment to Iroquois of the
            Iroquois                      purchase money Third Mortgage
                                          Note, including all accrued
                                          but unpaid interest thereon.







                                      III-5

                                    PART III
                                    --------


ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

       (h) Employment contracts and termination of employment and change in control arrangement.

            None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     (a)  Security ownership of certain beneficial owners.

          As of December 31, 1996, no person owned of record, or owned beneficially, more than 5% of the total number of Units of the Partnership.

          The General Partners own as a group a 1.00% interest in the Partnership. Alan I. Kay and Allen E. Rozansky and their affiliates own as a group a 6.50% interest in BMCLP.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1996, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.


              Name of                 Amount and Nature       % of total
          Beneficial Owner         of Beneficial Ownership   Units issued
          ----------------         -----------------------   ------------
          William B. Dockser                 None                  0%
          H. William Willoughby              None                  0%
          All Directors and Officers
            as a Group (5 persons)           None                  0%


     (c)  Changes in control.

          The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change in control of the Partnership.













                                      III-6

                                    PART III
                                    --------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with Management and Others.

          The Partnership has no directors or officers. The Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates or by virtue of their stock ownership in CRI.
     See Item 11 for a discussion of fees and other compensation paid or accrued by the Partnership to the General Partners or affiliates.

          Iroquois, which is an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.

          A summary of indebtedness to related parties as of December 31, 1996 and 1995 is presented below:











































                                      III-7

                                    PART III
                                    --------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------


                          Balance at                          Balance at                           Balance at
     Related              January 1,                          December 31,                         December 31,
     Party                  1995             Additions            1995            Additions           1996
     -------             ------------       -----------       ------------       -----------       ------------
     CRI                 $   235,879        $    53,780       $   289,659        $    52,899       $   342,558
     CHG                   1,040,285             88,415         1,128,700             86,886         1,215,586
     Realty                  972,233                 --           972,233                 --           972,233
     Hyatt                   320,264            318,789           639,053            314,381           953,434
                         -----------        -----------       -----------        -----------       -----------
                         $ 2,568,661        $   460,984       $ 3,029,645        $   454,166       $ 3,483,811
                         ===========        ===========       ===========        ===========       ===========


          The $342,558 and $289,659 due to CRI as of December 31, 1996 and 1995, respectively, is partially comprised of $107,103 of advances to BMCLP to fund Excess Payments due on its former mortgages with Great Western. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, $1,040,285 of the $1,215,586 and $1,128,700 due to CHG as of December 31,
     1996 and 1995, and $972,233 due to Realty as of December 31, 1996 and 1995, were also advanced to BMCLP to fund Excess Payments on the Great Western mortgages, as discussed in Note 4 to the consolidated financial statements. The advances from CRI and CHG accrue interest at the prime rate plus 1% in accordance with the Partnership Agreement, whereas the amount due to Realty is non-interest bearing. These advances plus any accrued interest will be repaid subject to cash availability as defined by the BMCLP partnership agreement and the Restated Notes, as discussed in Note 4 to the consolidated financial statements. Finally, the $953,434 and $639,053 due to Hyatt as of December 31, 1996 and 1995, respectively, consists of $819,679 and $463,821, respectively, of incentive management fees earned under its management agreement with BMCLP and is due subject to Hyatt meeting certain performance standards as defined in the management agreement. The remaining balance consists of trade payables to Hyatt for various services as described in Note 7 to the consolidated financial statements.

          CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 4 to the consolidated financial statements. CRCC received a payment of $50,000 on January 31, 1995 from remaining net cash flow relating to 1994. Additionally, $50,000 was accrued as of December 31, 1995 for fiscal year 1995 management fees. This amount was paid June 12, 1996 and $50,000 was accrued as of December 31, 1996 for fiscal year 1996 management fees as described in Note 4 to the consolidated financial statements.






                                                                III-8

                                    PART III
                                    --------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

          CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the Partnership Agreement. No incentive management fee has been incurred or paid in 1996, 1995 and 1994.

          Realty Management Company, which is a former affiliate of one of the Special Limited Partners, provides management services related to the Office Building, while Iroquois, which is an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.

     (b)  Certain business relationships.

          The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the General Partners of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

     (c)  Indebtedness of management.

          None.

     (d)  Transaction with promoters.

          Not applicable.































                                      III-9

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K
          --------------------------------------------------------------

     (a)  (1)  Financial Statements                               Page
               --------------------                              ------

               Report of Independent Public Accountants           IV-6

               Consolidated Balance Sheets as of
                 December 31, 1996 and 1995                       IV-7

               Consolidated Statements of Operations for
                 the years ended December 31, 1996, 1995
                 and 1994                                         IV-9

               Consolidated Statements of Changes in
                 Partners' Capital (Deficit) for the
                 years ended December 31, 1996, 1995 and
                 1994                                             IV-10

               Consolidated Statements of Cash Flows for
                 the years ended December 31, 1996, 1995
                 and 1994                                         IV-11

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

          No reports of Form 8-K were filed during the quarter ended December 31, 1996.

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


                                   CAPITAL INCOME PROPERTIES-C
                                     LIMITED PARTNERSHIP

                                   By:  C.R.I., Inc.
                                        Managing General Partner



March 20, 1997                          /s/ William B. Dockser
-----------------                       ---------------------------------
DATE                                    William B. Dockser, Director
                                        Chairman of the Board,
                                          Treasurer and Principal
                                          Executive Officer


March 20, 1997                          /s/ H. William Willoughby
-----------------                       ---------------------------------
DATE                                    H. William Willoughby
                                        Director, President and Secretary


March 20, 1997                          /s/ Deborah K. Browning
-----------------                       ---------------------------------
DATE                                    Deborah K. Browning
                                        Vice President
                                          Chief Accounting Officer,
                                          Principal Financial and
                                          Principal Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To Partners of
Capital Income Properties-C Limited Partnership:

     We have audited the accompanying consolidated balance sheets of Capital Income Properties-C Limited Partnership (the Partnership ), a District of Columbia limited partnership, and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                             Arthur Andersen LLP


Washington, D.C.,
March 5, 1997

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP


                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                                        December 31,
                                                                                              --------------------------------
                                                                                                  1996                1995
                                                                                              ------------        ------------
Current assets:
  Cash and cash equivalents                                                                   $  2,015,244        $  1,351,524
  Restricted cash and cash equivalents                                                           1,801,023           1,607,970
  Accounts receivable, less allowance for doubtful accounts
    of $69,465 and $35,413 as of December 31, 1996 and
    1995, respectively                                                                             805,499           1,433,999
  Prepaid expenses                                                                                 800,282             840,370
  Current portion of deferred rent receivable                                                      116,606              20,932
  Inventory and other                                                                               67,170              78,392
                                                                                              ------------        ------------
       Total current assets                                                                      5,605,824           5,333,187
                                                                                              ------------        ------------

Property and equipment:
  Buildings and tenant improvements                                                            122,314,194         121,441,795
  Furniture and equipment                                                                       15,100,621          14,618,333
                                                                                              ------------        ------------
                                                                                               137,414,815         136,060,128
  Less: accumulated depreciation                                                               (54,744,643)        (50,341,193)
                                                                                              ------------        ------------
                                                                                                82,670,172          85,718,935
                                                                                              ------------        ------------

Other assets:
  Deferred charges, less accumulated amortization of $2,580,996 and
    $1,843,919 as of December 31, 1996 and 1995, respectively                                    2,785,249           2,292,912
  Deferred rent receivable, less reserve of $148,442 and
    $107,010 as of December 31, 1996 and 1995, respectively                                        477,161             407,109
  Escrows and deposits                                                                             405,165             176,938
                                                                                              ------------        ------------
                                                                                                 3,667,575           2,876,959
                                                                                              ------------        ------------
       Total assets                                                                           $ 91,943,571        $ 93,929,081
                                                                                              ============        ============











                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                   CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                          LIABILITIES AND PARTNERS  DEFICIT


                                                                                                        December 31,
                                                                                              --------------------------------
                                                                                                  1996                1995
                                                                                              ------------        ------------
Current liabilities:
  Current portion of first mortgage note                                                      $  5,759,111        $  6,033,080
  Accounts payable                                                                                 566,918             471,456
  Accrued expenses                                                                                 824,142             726,157
  Due to affiliates                                                                              3,483,811           3,029,645
  Other liabilities                                                                                 36,078              34,578
                                                                                              ------------        ------------
       Total current liabilities                                                                10,670,060          10,294,916

First mortgage note                                                                             61,694,529          67,117,079

Second mortgage note                                                                            16,687,805          18,050,167

Third mortgage note                                                                              6,049,500           5,779,500

Due to guarantor of operating deficits                                                           2,367,168           2,243,984

Deferred gain on debt forgiveness                                                               69,432,396          83,258,456

Deferred revenue and security deposits                                                             506,750             355,915
                                                                                              ------------        ------------
       Total liabilities                                                                       167,408,208         187,100,017
                                                                                              ------------        ------------
Commitments and contingencies

Partners  deficit                                                                              (75,464,637)        (93,170,936)
                                                                                              ------------        ------------
       Total liabilities and partners' deficit                                                $ 91,943,571        $ 93,929,081
                                                                                              ============        ============
















                     The accompanying notes are an integral part of
                        these consolidated financial statements.

                     CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP


                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For the years ended December 31,
                                                                                  1996              1995              1994
                                                                              ------------      ------------      ------------
Revenue:
  Rooms                                                                       $ 12,248,303      $ 11,633,224      $ 10,893,554
  Food and beverage                                                              5,354,665         5,012,419         4,653,047
  Telephone                                                                        654,847           589,944           450,509
  Office, retail and parking rentals                                             9,536,468         9,048,040         8,714,803
  Other                                                                             86,852           203,629            66,489
                                                                              ------------      ------------      ------------
                                                                                27,881,135        26,487,256        24,778,402
                                                                              ------------      ------------      ------------
Departmental expenses:
  Rooms                                                                          2,451,568         2,448,269         2,301,140
  Food and beverage                                                              3,810,644         3,526,193         3,390,160
  Telephone                                                                        369,657           412,693           385,551
  Other                                                                            336,215           322,780           328,581
                                                                              ------------      ------------      ------------
                                                                                 6,968,084         6,709,935         6,405,432
                                                                              ------------      ------------      ------------
Other operating expenses:
  Administrative                                                                 1,437,329         1,439,725         1,355,081
  Marketing                                                                      1,472,192         1,444,250         1,404,963
  Energy costs                                                                   1,831,429         1,809,507         1,887,300
  Property operations and maintenance                                            2,074,797         2,069,750         2,042,354
                                                                              ------------      ------------      ------------
                                                                                 6,815,747         6,763,232         6,689,698
                                                                              ------------      ------------      ------------
Operating income before other income, fixed charges and other deductions, extraordinary items and loss attributed to
  minority interest                                                             14,097,304        13,014,089        11,683,272
                                                                              ------------      ------------      ------------
Other income                                                                        39,192           111,138           259,118
                                                                              ------------      ------------      ------------
Fixed charges and other deductions:
  Depreciation                                                                   4,403,450         4,812,255         4,788,999
  Amortization                                                                     485,791           523,424           350,014
  Interest expense                                                                 814,767           756,102        12,737,570
  Management fees                                                                1,540,587         1,241,408           972,871
  Real estate and personal property taxes                                        1,079,511           672,598         1,091,566
  Ground rent                                                                    1,600,000         1,600,000         1,600,000
  Net cash flow participation                                                      150,000           300,000                --
  Other                                                                            696,391           859,025         1,025,232
                                                                              ------------      ------------      ------------
                                                                                10,770,497        10,764,812        22,566,252
                                                                              ------------      ------------      ------------
Net income (loss) before extraordinary item                                      3,365,999         2,360,415       (10,623,862)
Extraordinary item   debt forgiveness                                           14,340,300        13,825,315         1,820,252
                                                                              ------------      ------------      ------------




                     The accompanying notes are an integral part of
                        these consolidated financial statements.

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                                                                     For the years ended December 31,
                                                                                  1996              1995              1994
                                                                              ------------      ------------      ------------
Net income (loss)                                                               17,706,299        16,185,730        (8,803,610)

Total (income) loss attributed to minority interest                            (17,736,221)      (16,217,328)        8,776,560
                                                                              ------------      ------------      ------------

Net loss attributed to Partnership                                            $    (29,922)     $    (31,598)     $    (27,050)
                                                                              ============      ============      ============

Net loss allocated to General Partners and affiliated
  Initial Limited Partner (1%)                                                $       (299)     $       (316)     $       (270)
                                                                              ============      ============      ============

Net loss allocated to Additional Limited Partners (99%)                       $    (29,623)     $    (31,282)     $    (26,780)
                                                                              ============      ============      ============

Net loss allocated to Additional Limited Partners per unit                    $     (49.37)     $     (52.14)     $     (44.63)
                                                                              ============      ============      ============

Limited partnership units issued and outstanding                                       600               600               600
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

                     CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP


                      CONSOLIDATED STATEMENTS OF PARTNERS  DEFICIT

                  For the Years Ended December 31, 1996, 1995 and 1994


                                                                                               (Losses)
                                                                                              Income not
                                                            General           Limited        Allocable to
                                                            Partners          Partners         Partners             Total
                                                          ------------      ------------     -------------      -------------
Balance, December 31, 1993                                $   (528,493)     $    409,863     $(100,434,426)     $(100,553,056)

  Net loss attributed to Partnership                              (270)          (26,780)               --            (27,050)
  Total loss attributed to minority
    interest (Note 1)                                               --                -         (8,776,560)        (8,776,560)
                                                          ------------      ------------     -------------      -------------
Balance, December 31, 1994                                    (528,763)          383,083      (109,210,986)      (109,356,666)

  Net loss attributed to Partnership                              (316)          (31,282)               --            (31,598)
  Total income attributed to minority
    interest (Note 1)                                               --                --        16,217,328         16,217,328
                                                          ------------      ------------     -------------      -------------
Balance, December 31, 1995                                    (529,079)          351,801       (92,993,658)       (93,170,936)

  Net loss attributed to Partnership                              (299)          (29,623)                             (29,922)
  Total income attributed to minority
    interest (Note 1)                                                                           17,736,221         17,736,221
                                                          ------------      ------------     -------------      -------------
Balance, December 31, 1996                                $   (529,378)     $    322,178     $ (75,257,437)     $ (75,464,637)
                                                          ============      ============     =============      =============
























                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP


                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the years ended December 31,
                                                                                  1996              1995              1994
                                                                              ------------      ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                           $ 17,706,299      $ 16,185,730      $ (8,803,610)

  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                                               4,403,450         4,812,255         4,788,999
      Amortization                                                                 485,791           523,424           350,014
      Extraordinary item   gain on debt forgiveness                            (14,340,300)      (13,825,315)       (1,820,252)
      Interest expense related to the amortization
        of financing costs                                                         251,286           251,336           552,751
      Net interest expense added to debt                                           393,184           393,184         4,391,163
      Interest payments treated as a reduction in mortgage debt                 (6,219,646)       (6,567,048)               --
      Changes in assets and liabilities:
        Increase in restricted cash and cash equivalents                          (193,053)         (157,066)       (1,450,904)
        Decrease (increase) in accounts receivable, net                            628,500          (344,575)         (230,503)
        Decrease in prepaid expenses                                                40,088             7,969           164,885
        (Increase) decrease in deferred rent receivable, net                      (165,726)          607,047           187,466
        Decrease (increase) in inventory and other                                  11,222             6,505            (8,287)
        (Increase) decrease in escrows and deposits                               (228,227)          142,491            21,593
        Increase (decrease) in accounts payable                                     95,462            53,620           (97,738)
        Increase in accrued expenses                                                97,985           117,151            92,909
        Increase (decrease) in other liabilities                                     1,500              (650)             (850)
        Increase (decrease) in deferred revenue and
          security deposits                                                        150,835           (37,261)           94,330
                                                                              ------------      ------------      ------------
            Net cash provided by (used in) operating activities                  3,118,650         2,168,797        (1,768,034)
                                                                              ------------      ------------      ------------
Cash flows from investing activities:
  Purchase of property and equipment                                            (1,354,687)       (1,407,445)       (1,903,487)
  Payment of leasing costs                                                      (1,229,414)         (437,043)         (200,053)
                                                                              ------------      ------------      ------------
            Net cash used in investing activities                               (2,584,101)       (1,844,488)       (2,103,540)
                                                                              ------------      ------------      ------------
Cash flows from financing activities:
  Proceeds from mortgage debt                                                      975,001           216,666         5,243,778
  Payments on mortgage debt                                                     (1,299,996)       (1,299,996)               --
  Payment of financing costs                                                            --                --        (1,759,336)
  Advances from affiliates                                                         454,166           460,984         1,242,560
                                                                              ------------      ------------      ------------
            Net cash provided by (used in) financing activities                    129,171          (622,346)        4,727,002
                                                                              ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                               663,720          (298,037)          855,428

Cash and cash equivalents, beginning of year                                     1,351,524         1,649,561           794,133
                                                                              ------------      ------------      ------------
Cash and cash equivalents, end of year                                        $  2,015,244      $  1,351,524      $  1,649,561
                                                                              ============      ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                                                                     For the years ended December 31,
                                                                                  1996              1995              1994
                                                                              ------------      ------------      ------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                      $  6,275,582      $  6,567,048      $  8,346,407
                                                                              ============      ============      ============
Noncash investing activities:

  Payment of tenant improvements through mortgage debt                        $         --      $         --      $    789,969
                                                                              ============      ============      ============
  Write-off of deferred financing costs, net                                  $         --      $         --      $    310,918
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

                                     General
                                     -------

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

     The Managing General Partner of the Partnership is C.R.I., Inc. (CRI), which has a 0.01% general partner interest. Other general partner interests which total 0.99% are held by three individuals affiliated (or formally affiliated) with CRI. Martin C. Schwartzberg retired from CRI and its affiliated business effective January 1, 1996 and has had no role in management of the Partnership since then. The total limited partner interest of 99% is comprised of 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and the remaining 98.99% interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP s former first mortgage lender, as discussed in Note 4, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties, hereinafter referred to as the Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying financial statements as of December 31, 1996 and 1995, and for each of the three years ended December 31, 1996 have been consolidated with BMCLP.

     Although an entity affiliated with the Partnership has assumed responsibility for management of BMCLP and the Partnership has consolidated its interest therein in the accompanying financial statements, the Partnership has not assumed responsibility for any past or future operating deficits of BMCLP.

     Of the total partners  deficit of $75,464,637, $93,170,936 and $109,356,666 as of December 31, 1996, 1995 and 1994, respectively, $75,257,437, $92,993,658 and $109,210,986, respectively, are not attributable to the partners of the Partnership. The amounts are comprised of cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 of $77,472,839, and cumulative net BMCLP income (losses) of $2,215,402, ($15,520,819) and ($31,738,147) as of December 31, 1996, 1995 and 1994, respectively. BMCLP losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.

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

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE PARTNERSHIP - Continued

     However, subsequent to the November 1994 debt restructuring, as discussed in Note 4, BMCLP s management is of the opinion that cash flow from operations for the year ended December 31, 1997, after funding anticipated capital and debt-service requirements will be at a break-even level. To the extent that any cash deficits arise, management may utilize certain working capital reserves established in 1994, as discussed in Note 2, and additional borrowing capacity under its Restated Notes, as discussed in Note 4. However, since access to such reserves and additional borrowings is contingent upon the approval of the BMC Lender Partnership, there can be no assurances that management will be able to fund cash flow deficits should they arise.

     The Partnership does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1997, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of BMCLP, it is unlikely that the Partnership will receive any cash distribution from its investment in BMCLP in 1997 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP s mortgage notes. However, the Managing General Partner, CRI, has represented a willingness to fund projected cash flow requirements of the Partnership for the year ending December 31, 1997.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a.   Basis of presentation
          ---------------------

          The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     b.   Consolidation
          -------------

          As discussed in Note 1, the Partnership consolidated its interest in BMCLP in 1992. The accompanying balance sheets as of December 31, 1996 and 1995, reflect all the accounts of both the Partnership and BMCLP. Additionally, the consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994, include the Partnership s and BMCLP s operations for the entire year.

     c.   Use of estimates
          ----------------

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

     d.   New accounting standards
          ------------------------

          Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     Assets to be Disposed Of", establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The Partnership implemented SFAS No. 121 in 1996 and it did not have a material impact on the consolidated financial statements.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all time and demand deposits with original maturities of three months or less. The Partnership has determined that the carrying value of its cash and cash equivalents approximates fair value.

     f.   Restricted cash and cash equivalents
          ------------------------------------

          The $1,801,023 and $1,607,970 as of December 31, 1996 and 1995,
     respectively, in restricted cash and cash equivalents consists of $828,654 and $1,016,154 in working capital reserves as of December 31, 1996 and 1995, respectively. The Partnership received the working capital reserves as proceeds in connection with the restructuring of its mortgage debt, as discussed in Note 4. These funds are held in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to the refinance lenders. Of this amount, $555,000 and $277,500 of the working capital reserves were held by the Restated First Mortgage Note lender (as defined in Note 4) as of December 31, 1996 and 1995, respectively. Additionally, $273,654 and $738,654 of the working capital reserves are held by the Restated Second Mortgage Note lender (as defined in Note 4) as of December 31, 1996 and 1995, respectively. During 1996, $100,000 is being held in trust by Washington Metropolitan Area Transportation Authority (WMATA) in connection with the repair of the concrete slab in the areas that WMATA uses as a bus terminal and Kiss and Ride. The remaining $872,369 and $591,816 of the restricted cash and cash equivalents balance as of December 31, 1996 and 1995, respectively, represents the balances in an escrow account for property taxes and ground rent as required by the Restated First Mortgage Note lender. Amounts in the escrow account are funded from cash flow from operations. The Partnership has determined that the carrying value of its restricted cash and cash equivalents approximates fair value.

     g.   Accounts receivable
          -------------------

          Accounts receivable, consisting primarily of trade related receivables, is stated at cost less an allowance for accounts deemed uncollectible of $69,465 and $35,413 at December 31, 1996 and 1995, respectively.

     h.   Property and equipment
          ----------------------

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

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

          Buildings                       40 years
          Tenant improvements           5-15 years
          Furniture and equipment
            (half year convention)         5 years

          Additions to property and equipment were $1,354,687 and $1,407,445 in 1996 and 1995, respectively. The additions in each year were less than 10% of the beginning balance of property and equipment and were primarily comprised of hotel furniture and fixtures, renovations performed on the Hotel, and leasehold improvements to the Office Building. There were no significant retirements in 1996 or 1995.

     i.   Deferred charges
          ----------------

          Deferred charges include mortgage note financing costs and costs related to leasing space to tenants of the Office Building. Deferred financing costs are amortized as interest expense using the effective interest method over the life of the related debt. Deferred leasing costs are amortized over the term of the related lease using the straight line method.

          Net deferred charges of $2,785,249 and $2,292,912 as of December 31, 1996 and 1995, respectively, consist of $1,759,336 of deferred financing costs related to the mortgage debt restructuring, as discussed in Note 4, and $3,606,909 and $2,377,495, respectively, of leasing costs incurred to lease office space at the Office Building. These deferred amounts are presented in the accompanying consolidated balance sheets net of accumulated amortization of $2,580,996 and $1,843,919 as of December 31, 1996 and 1995, respectively.

     j.   Reclassifications
          -----------------

          Certain reclassifications were made to the 1994 consolidated financial statements in order to conform with the 1996 and 1995 presentation.

     k.   Deferred revenue and security deposits
          --------------------------------------

          Deferred revenue and security deposits represent funds received in advance from tenants of the Office Building.

     l.   Rental income and deferred rent receivable
          ------------------------------------------

          Office and retail rental income consists of base annual rents, as adjusted by scheduled and cost of living increases, and the reimbursement of certain operating costs of the Office Building. The lease arrangements with tenants are classified as operating leases. The Partnership recognizes rental income for financial statement purposes using the straight-line method over the terms of the respective leases, as discussed in Note 9.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     m.   Income taxes
          ------------

          No provision is made for income taxes in the accompanying consolidated financial statements because the Partnership allocates profits and losses to the individual partners for Federal and state income tax purposes.

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership has invested $42,500,100 in cash in BMCLP through December 31, 1996, to acquire a 92.5% limited partnership interest. Prior to June 15, 1992, the Partnership s investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, as discussed in Note 1, subsequent to June 15, 1992, the Partnership s investment in BMCLP has been consolidated in the accompanying consolidated financial statements.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of the Partnership on an unconsolidated basis is as follows:

                                                           BALANCE SHEETS

                                                                         December 31,
                                                                     1996             1995
                                                                 ------------      ------------
Total assets                                                     $        116      $        116
                                                                 ============      ============

Accounts payable                                                 $    207,316      $    177,394
Partners  deficit                                                    (207,200)         (177,278)
                                                                 ------------      ------------
Total liabilities and partner's deficit                          $        116      $        116
                                                                 ============      ============

                                                      STATEMENTS OF OPERATIONS

                                                                        For the years ended December 31,
                                                                     1996              1995              1994
                                                                 ------------      ------------      ------------
Revenues                                                         $         --      $          3      $         --
Professional fees                                                     (21,650)          (22,971)          (10,781)
Other                                                                  (8,272)           (8,630)          (16,269)
                                                                 ------------      ------------      ------------
     Net loss                                                    $    (29,922)     $    (31,598)     $    (27,050)
                                                                 ============      ============      ============


                                                      STATEMENTS OF CASH FLOWS

                                                                        For the years ended December 31,
                                                                     1996              1995              1994
                                                                 ------------      ------------      ------------
Net cash used in operating activities                            $    (29,922)     $    (31,598)     $    (49,450)
Net cash provided by financing activities                              29,922            31,601            49,473
                                                                 ------------      ------------      ------------
Net increase in cash and cash equivalents                                  --                 3                23
Cash and cash equivalents, beginning of year                              116               113                90
                                                                 ------------      ------------      ------------
Cash and cash equivalents, end of year                           $        116      $        116      $        113
                                                                 ============      ============      ============

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of BMCLP on an unconsolidated basis is as follows:

                                                           BALANCE SHEETS

                                                                                           December 31,
                                                                                       1996              1995
                                                                                   ------------      ------------
Investment in real estate, at cost, net                                            $ 82,670,172      $ 85,718,935
Current assets                                                                        5,605,708         5,333,071
Other assets                                                                          3,667,575         2,876,959
                                                                                   ------------      ------------
     Total assets                                                                  $ 91,943,455      $ 93,928,965
                                                                                   ============      ============

Current liabilities                                                                $ 10,462,744      $ 10,117,522
Other liabilities                                                                   156,738,148       176,805,101
Partners  deficit                                                                   (75,257,437)      (92,993,658)
                                                                                   ------------      ------------
     Total liabilities and partners  deficit                                       $ 91,943,455      $ 93,928,965
                                                                                   ============      ============


                                                      STATEMENTS OF OPERATIONS

                                                                        For the years ended December 31,
                                                                     1996              1995              1994
                                                                 ------------      ------------      ------------
Revenue                                                          $ 27,920,327      $ 26,598,391      $ 25,037,520
Expenses                                                          (24,524,406)      (24,206,378)      (35,634,332)
                                                                 ------------      ------------      ------------
Net income (loss) before extraordinary item                         3,395,921         2,392,013       (10,596,812)

Extraordinary gain   debt forgiveness                              14,340,300        13,825,315         1,820,252
                                                                 ------------      ------------      ------------
Net income (loss)                                                $ 17,736,221      $ 16,217,328      $ (8,776,560)
                                                                 ============      ============      ============


     During 1996 and 1995, the Partnership did not invest any cash in BMCLP. No cash distributions were made to the Partnership by BMCLP in 1996, 1995 or 1994.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     The following represents a reconciliation of BMCLP's financial statement net income (loss) to its tax return net (loss) income for each of the three years in the period ended December 31, 1996:


                                                                        For the years ended December 31,
                                                                     1996              1995              1994
                                                                 ------------      ------------      ------------
Net income (loss) per financial statements                       $ 17,736,221      $ 16,217,328      $ (8,776,560)
Net adjustments for tax return purposes:

  Depreciation and amortization less than amounts
    allowed for tax purposes                                         (653,502)         (956,169)       (2,564,036)
  Rents received in excess of rental income                           176,420           492,112           294,375
  Debt forgiveness income deferred for financial
    statement purposes                                            (14,205,310)      (14,018,044)      139,939,727
  Interest expense reversal                                        (6,152,397)       (6,567,046)       (1,504,339)
  Meals and entertainment                                              38,746            48,622            33,579
  Other                                                               (98,789)           48,382          (548,349)
                                                                 ------------      ------------      ------------
Net (loss) income per tax return                                 $ (3,158,611)     $ (4,734,815)     $126,874,397
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

     The modification provided for interest to be accrued at the stated rate, adjusted as set forth in the original Notes, and interest payments in an amount equal to all of BMCLP's net cash flow, as defined, were due and payable monthly. All accrued but unpaid interest was added to principal and was to be due in full at maturity. No regular principal payments were required.

     The modification also provided for quarterly payments (Excess Payments) to be paid to Great Western beginning March 1992. However, BMCLP paid all net cash flow to Great Western, and, therefore, did not itself have cash to make the Excess Payments. These Excess Payments were partially funded to Great Western from management fees waived by Hyatt and those deferred by Realty and Capitol Hotel Group (CHG), an affiliate of the General Partners. During 1994, BMCLP was advanced a total of $107,103, including accrued interest, from CRI for the payments of the Excess Payments due. BMCLP paid $796,876 of Excess Payments to Great

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   MORTGAGE DEBT - Continued

Western in 1994, as required. Under the restructured debt, which occurred November 16, 1994, as discussed below, no further Excess Payments were required.

                     Restructuring of Original Mortgage Debt
                     ---------------------------------------

     On November 16, 1994 Great Western sold the Notes to BMC Lender Partnership
(BMC), an unaffiliated entity. BMC sold the First Mortgage Note to General Electric Capital Corporation (GECC), which amended and restated the First Mortgage Note (the Restated First Mortgage Note) to a principal amount of $48,000,000. BMC amended and restated the Second Mortgage Note (the Restated Second Mortgage Note) (collectively, the Restated Notes) to a principal amount of $10,000,000 advanced at closing. Of the total $58 million principal amount of the Restated Notes, $55 million was paid to Great Western in consideration for the Notes, approximately $1.8 million was used to fund loan fees and related costs on behalf of BMCLP, approximately $200,000 was used to fund interest and insurance premiums at the closing date and the remaining amount of approximately $1.0 million was deposited into an escrow account restricted for working capital requirements, as discussed in Note 2.

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at December 31, 1996 and 1995 was 5.53% and 5.81%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew or cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date, which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. For the years ended December 31, 1996 and 1995, GECC advanced $975,001 and $216,666, respectively, to BMCLP for capital improvements, tenant improvements and leasing commissions.

     Annual principal payments due on the Restated First Mortgage Note are as follows:

                         1997                     $  1,299,996
                         1998                        1,299,996
                         1999                        1,299,996
                         2000                        1,299,996
                         2001                       40,417,016
                                                  ------------
                              Total               $ 45,617,000
                                                  ============

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995, as discussed in Note 2 to the consolidated financial statements. For the years ended December 31, 1996 and 1995, the interest reserve balance was $555,000 and $277,500, respectively.

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

     a.   Debt service and reserves on the Restated First Mortgage Note.

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

     In 1996 and 1995, $150,000 was paid to BMC as 75% of remaining net cash flow for 1995 and 1994, respectively, and is included in net cash flow participation in the accompanying consolidated statements of operations. Also in both 1996 and 1995, $50,000 was paid to CRCC as management fees for 1995 and 1994, respectively, and is included in management fees in the accompanying consolidated statements of operations. Additionally, $150,000 and $50,000 were accrued as of December 31, 1996 for fiscal year 1996 for net cash flow participation and management fees, respectively.

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5 million in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   MORTGAGE DEBT - Continued

interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of December 31, 1996, no additional advances have been made.

     BMC required that BMCLP deposit a deed in lieu of foreclosure in escrow to be recordable in the event of a default under the Restated Second Mortgage Note. CRCC agreed to amend and restate various no bankruptcy agreements of the type the original lender, Great Western, had required of it and certain affiliates. The new agreements are not secured or guaranteed, but a default thereunder could trigger the recordation of the escrowed deed in lieu of foreclosure. One event of default would occur if an entity other than CRCC became a General Partner of BMCLP (and could potentially put BMCLP in bankruptcy).

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses by demonstrating the need for such funds to BMC. As of December 31, 1996 and December 31, 1995, balances in the escrow account totalled $273,654 and $738,654, respectively. On February 1, 1996 and April 5, 1996, BMC released $580,000 and $135,000, respectively, to BMCLP to fund costs of leasing and operating expenses. On July 31, 1996 and December 31, 1996, BMCLP deposited $50,000 and $200,000, respectively, to replenish the reserve. During 1995, BMCLP withdrew $400,000 from the escrow account to help pay the interest on the Restated Second Mortgage Note and deposited $100,000 to replenish the reserve.

     In connection with the debt restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any Maturity Date under the Restated Notes. As of December 31, 1996 and 1995, accrued interest of approximately $3,049,500 and $2,779,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during 1996, 1995 or 1994.

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

               CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   MORTGAGE DEBT - Continued

     Based on the Restated First Mortgage Note s interest rate of 9.78% and 10.06% in effect at December 31, 1996 and 1995, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $67,453,640 and $73,150,159 at December 31, 1996 and 1995, respectively, including additional draws subsequent to the restructuring. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $136,886,036 and $156,408,615 at December 31, 1996 and 1995, respectively), SFAS
15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $69,432,396 and $83,258,456 difference between the carrying value and total future obligation of the debt at December 31, 1996 and 1995, respectively, was deferred and is being amortized as an extraordinary gain in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the years ended December 31, 1996 and 1995, $990,767 and $4,556,760, respectively, was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from an increase in the future obligation based on changes in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as extraordinary gain over the remaining term of the Restated First Mortgage Note.

     For the years ended December 31, 1996, 1995 and 1994, amortization of this deferred debt forgiveness amounted to $14,600,160, $14,085,175 and $1,852,734, respectively. The amortization of deferred gain is included in the extraordinary item of $14,340,300, $13,825,315 and $1,820,252 at December 31,
1996, 1995 and 1994, respectively, in the accompanying consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $259,860, $259,860 and $32,482, respectively, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the years ended December 31, 1996 and 1995 amounted to $259,860 in each year and was added to the principal balance of the Restated Second Mortgage Note.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Investments" (SFAS 107), requires the disclosure of fair

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   MORTGAGE DEBT - Continued

value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that the carrying amount of the total future obligation of the Restated First Mortgage Note, which represents the estimated total future obligation of principal and interest, approximates fair value based on the variable nature of the Restated First Mortgage Note's interest rate. Because future debt-service payments are contingent upon changes in the underlying index upon which the interest rate is calculated, the total future obligation of the Restated First Mortgage Note is expected to fluctuate with changing market rates of interest. The Partnership has determined that it is not practicable to estimate the fair value for the Restated Second Mortgage Note or the Third Mortgage Note due to: (1) the lack of an active market for these types of financial instruments, (2) the variable nature of the remaining net cash flow payments payable to BMC under the Restated Second Mortgage Note, as discussed above, (3) the variable nature of the Third Mortgage Note's interest payments as a result of its dependence on available cash flow from BMCLP, and (4) the excessive costs associated with an independent appraisal of the Restated Second Mortgage Note and the Third Mortgage Note.

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

6.   RECONCILIATION OF NET INCOME (LOSS) PER FINANCIAL STATEMENTS
          TO NET (LOSS) INCOME PER TAX RETURN

     The following represents a reconciliation of the Partnership s financial statement net income (loss) to its tax return net (loss) income for the three years ended December 31, 1996, 1995 and 1994:

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   RECONCILIATION OF NET INCOME (LOSS) PER FINANCIAL STATEMENTS
          TO NET (LOSS) INCOME PER TAX RETURN - Continued


                                                                     1996              1995              1994
                                                                 ------------      ------------      ------------
Net income (loss) per financial statements                       $ 17,706,299      $ 16,185,730      $ (8,803,610)
Adjustments for tax purposes:
  Depreciation and amortization less than amounts
    allowed for tax purposes                                         (653,502)         (956,169)       (2,564,036)
  Rents received in excess of rental income                           172,420           492,112           294,375
  Increase in amortization                                             20,868            20,868            20,868
  Debt forgiveness income                                         (14,205,310)      (14,018,044)      139,939,727
  Meals and entertainment                                              38,746            48,622            33,579
  Interest expense reversal                                        (6,152,397)       (6,567,046)       (1,504,339)
  Other                                                               (98,789)           48,382          (548,349)
                                                                 ------------      ------------      ------------
Net (loss) income per tax return                                 $ (3,171,665)     $ (4,745,545)     $126,868,215
                                                                 ============      ============      ============

7.   COMMITMENTS AND CONTINGENCIES

                              Management Agreements
                              ---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a base management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined for the year ended December 31, 1996. For the years ended December 31, 1995 and 1994, the base management fee was 3% (pursuant to a modification of the agreement in connection with the restructuring). Management fees paid to Hyatt for the years ended December 31, 1996, 1995 and 1994, were approximately $734,000, $520,000 and $482,000, respectively. The incentive fees earned, as discussed in Note 8, for the years ending December 31, 1996, 1995 and 1994 were approximately $356,000, $232,000 and $134,000, respectively, which are included in due to related parties in the accompanying consolidated balance sheets.

     BMCLP can terminate the Hotel Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1991 (referred to as the Sixth Full Year), the Hotel does not produce enough income to permit Hyatt to remit to BMCLP the sum of $6,250,000 for each such fiscal year (referred to as the Owner's Remittance). This shortfall occurred in 1996 and Hyatt and BMCLP expect it to occur during 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt are negotiating a new Hotel Management Agreement which will have a lower fee. BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Hotel Management Agreement. Management can not currently project the

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   COMMITMENTS AND CONTINGENCIES - Continued

impact on the accompanying consolidated financial statements for the outcome of these negotiations.

     Pursuant to the management agreement, Hyatt also provides "chain services" to the Hotel such as promotion services, advertising, and centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of December 31, 1996 and 1995, approximately $134,000 and $175,000, respectively, of this related party payable are recorded as due to affiliates in the accompanying financial statements.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined) in fiscal year 1996 and 1995, respectively. Unexpended reserves are recorded as escrows and deposits within the accompanying financial statements. The reserve balances included in escrows and deposits at December 31, 1996 and 1995, were approximately $342,000 and $114,000, respectively.

     BMCLP entered into a management agreement with Realty, an affiliate prior to July 1, 1988 of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty is to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. Under the terms of that agreement, Realty received a monthly management fee equal to 4% of all income collected from the operation of the Office Building. Realty had agreed to allow BMCLP to defer payments of all management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt. In connection with the debt restructuring which occurred November 16, 1994, BMC (the holder of the Restated Second Mortgage Note) paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a
management fee in the amount of 4% of total income collected.   Management
fees for the years ended December 31, 1996, 1995 and 1994, were approximately $401,000, $391,000 and $373,000, respectively.

     BMCLP constructed its buildings on land it leases from WMATA. WMATA asserted claims against BMCLP concerning the deterioration of the concrete slab in areas that WMATA has used as a bus terminal and Kiss & Ride area since 1985. WMATA asserted that the deterioration is due to construction defects, but BMCLP takes the position that the deterioration is due to improper maintenance. The deterioration has reached the point that BMCLP's parking garage, which underlies the concrete slab, could be damaged. Accordingly, although BMCLP denies any legal liability for the repair of the concrete slab, it agreed to contribute $100,000 toward repair of the deck in exchange for a full release of any and all claims WMATA may have with respect to the design and construction issues. The estimated cost for repair is approximately $1,000,000, of which WMATA will pay all but the $100,000 contributed by BMCLP. BMCLP negotiated a release with WMATA, and in July 1996 submitted it together with the $100,000. On September 26, 1996 the release and a settlement agreement were signed, thus releasing BMCLP from any liability over $100,000. The settlement agreement specifies work to be performed and WMATA's use of BMCLP's parking garage space for structural shoring during its repairs of the overhead concrete deck. The $100,000 is being held in trust until the work is completed or until WMATA requests payment.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   COMMITMENTS AND CONTINGENCIES - Continued

     WMATA held a meeting with representatives from Realty on January 31, 1997 to further discuss the details of the refurbishment program. A newly updated repair plan will be submitted to Realty by mid March, at that time it should be known how many parking spaces will be affected along with the duration of the construction. This estimated repair work will begin July 7, 1997.

                                  Ground Leases
                                  -------------

     BMCLP entered into a ground lease with WMATA for land on which the development is built. The land lease expires on November 31, 2031, and can be renewed for an additional 49 years at the option of BMCLP. The agreement provides for $400,000 minimum quarterly rental payments. Additional rent is payable at the rate of 7.5% of annual gross receipts in excess of $31,000,000. No additional rent was due or paid for 1996, 1995 or 1994.

     Future minimum rental payments under the ground lease are as follows:

                    Year Ended
                    December 31,
                    ------------
                       1997                                 $  1,600,000
                       1998                                    1,600,000
                       1999                                    1,600,000
                       2000                                    1,600,000
                       2001                                    1,600,000
                       Thereafter                             49,600,000
                                                            ------------
                       Total future minimum payments        $ 57,600,000
                                                            ============

8.   RELATED-PARTY TRANSACTIONS

     A summary of indebtedness to affiliates of $3,482,811 and $3,029,645 as of December 31, 1996 and 1995, respectively, is presented below:

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   RELATED-PARTY TRANSACTIONS - Continued


                               Balance at                             Balance at                              Balance at
     Related                   January 1,                             December 31,                            December 31,
     Party                       1995               Additions             1995             Additions             1996
     -------                  ------------         -----------        ------------        -----------         ------------
     CRI                      $   235,879          $    53,780        $   289,659         $    52,899         $   342,558
     CHG                        1,040,285               88,415          1,128,700              86,886           1,215,586
     Realty                       972,233                   --            972,233                  --             972,233
     Hyatt                        320,264              318,789            639,053             314,381             953,434
                              -----------          -----------        -----------         -----------         -----------
                              $ 2,568,661          $   460,984        $ 3,029,645         $   454,166         $ 3,483,811
                              ===========          ===========        ===========         ===========         ===========


     The $342,558 and $289,659 due to CRI as of December 31, 1996 and 1995, respectively, is partially comprised of $107,103 of advances to BMCLP to fund Excess Payments due on its former mortgages with Great Western. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, $1,040,285 of the $1,215,586 and $1,128,700 due to CHG as of December 31, 1996 and 1995, and
$972,233 due to Realty as of December 31, 1996 and 1995, were also advanced to BMCLP to fund Excess Payments on the Great Western mortgages, as discussed in
Note 4. The advances from CRI and CHG accrue interest at the prime rate plus 1% in accordance with the Partnership Agreement, whereas the amount due to Realty is non-interest bearing. These advances plus any accrued interest will be repaid subject to cash availability as defined by the BMCLP partnership agreement and the Restated Notes, as discussed in Note 4. Finally, the $953,434 and $639,053 due to Hyatt as of December 31, 1996 and 1995, respectively, consists of $819,679 and $463,821, respectively, of incentive management fees earned under its management agreement with BMCLP and is due subject to Hyatt meeting certain performance standards as defined in the management agreement. The remaining balance consists of trade payables to Hyatt for various services as described in Note 7.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 4. CRCC received a payment of $50,000 on January 31, 1995 from remaining net cash flow relating to 1994. Additionally, $50,000 was accrued as of December 31, 1995 for fiscal year 1995 management fees. This amount was paid June 12, 1996 and $50,000 was accrued as of December 31, 1996 for fiscal year 1996 management fees as described in Note 4.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the Partnership Agreement. No incentive management fee has been incurred or paid in 1996, 1995 and 1994.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   RELATED-PARTY TRANSACTIONS - Continued

     Realty Management Company, which is a former affiliate of one of the Special Limited Partners, provides management services related to the Office Building, while Iroquois, which is an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.

9.   RENTAL INCOME UNDER OPERATING LEASES

     BMCLP s principal leasing activities consist of office space rentals under operating leases. Future minimum rental receipts under noncancelable leases subsequent to December 31, 1996, are as follows:

                    Year Ended
                    December 31,
                    ------------

                       1997                                 $  4,492,895
                       1998                                    4,043,122
                       1999                                    3,810,698
                       2000                                    3,768,585
                       2001                                    3,226,710
                       Thereafter                              8,407,126
                                                            ------------
                       Total future minimum rental
                         receipts                           $ 27,749,136
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

10.  DUE TO GUARANTOR OF OPERATING DEFICITS

     Pursuant to the BMCLP partnership agreement and operating deficit guarantee agreement, R&KCC, an affiliate of the Special Limited Partner, has guaranteed the funding of all BMCLP operating deficits up to $15,600,000. To satisfy a portion of this obligation, the shareholders of R&KCC arranged for the original Second Mortgage Note as described in Note 4. Upon R&KCC s discontinuance of business, the Special Limited Partners assumed the obligations for funding operating deficits. The total due to R&KCC with respect to operating deficit loans, including accrued interest, is $2,367,168 and $2,243,984 as of December 31, 1996 and 1995, respectively. These amounts are net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of the Special Limited Partners, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is 1% over the prime rate and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,128,281 and $1,005,097 at December 31, 1996 and 1995, respectively, and has been added to the original advance amount and classified as due to guarantor of operating deficits in the accompanying consolidated balance sheets. For the years ended December 31, 1996 and 1995, no amounts were advanced to the BMCLP for operating deficits because the Special Limited Partners have represented that their net worth is not significant, their assets are very illiquid, and they do not have resources to meet their operating deficit obligations.

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                          Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically