Form 10-Q
period 1997-03-31
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1997-05-09
CIK 780348

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1997
                         --------------

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



             Class                         Outstanding at March 31, 1997
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of March 31, 1997
            and December 31, 1996 . . . . . . . . . . . . . .       1

          Consolidated Statements of Operations - for the
            three months ended March 31, 1997 and 1996  . . .       2-3

          Consolidated Statements of Partners' Deficit - for
            the three months ended March 31, 1997   . . . . .       4

          Consolidated Statements of Cash Flows - for the three
            months ended March 31, 1997 and 1996  . . . . . .       5

          Notes to Consolidated Financial Statements  . . . .       6-17


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      18-22

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      23

Signatures    . . . . . . . . . . . . . . . . . . . . . . . .      24

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      25

                       CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                                                As of               As of
                                                                                               March 31,         December 31,
                                                                                                 1997               1996
                                                                                             -------------      -------------
                                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                                  $   1,452,992      $   2,015,244
  Restricted cash and cash equivalents                                                           2,196,515          1,801,023
  Accounts receivable, less allowance for doubtful accounts
   of $103,017 and $69,465, respectively                                                         1,287,452            805,499
  Prepaid expenses                                                                                 558,584            800,282
  Current portion of deferred rent receivable                                                      116,606            116,606
  Inventory and other                                                                               61,371             67,170
                                                                                             -------------      -------------
          Total current assets                                                                   5,673,520          5,605,824
                                                                                             -------------      -------------
Property and equipment:
  Buildings and tenant improvements                                                            122,512,454        122,314,194
  Furniture and equipment                                                                       15,284,017         15,100,621
                                                                                             -------------      -------------
                                                                                               137,796,471        137,414,815
  Less-accumulated depreciation                                                                (55,947,707)       (54,744,643)
                                                                                             -------------      -------------
          Total property and equipment                                                          81,848,764         82,670,172
                                                                                             -------------      -------------
Other assets:
  Deferred charges, less accumulated amortization of
   $2,774,678 and $2,580,996, respectively                                                       2,768,258          2,785,249
  Deferred rent receivable, less reserve of $148,442                                               477,161            477,161
  Escrows and deposits                                                                             345,508            405,165
                                                                                             -------------      -------------
          Total other assets                                                                     3,590,927          3,667,575
                                                                                             -------------      -------------
          Total assets                                                                       $  91,113,211      $  91,943,571
                                                                                             =============      =============

















                          The accompanying notes are an integral part of these consolidated financial statements.

                         CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                   CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND PARTNERS' DEFICIT

                                                                                                As of               As of
                                                                                               March 31,         December 31,
                                                                                                 1997               1996
                                                                                             -------------      -------------
                                                                                              (Unaudited)
Current liabilities:
  Current portion of first mortgage note                                                     $   5,697,480      $   5,759,111
  Accounts payable                                                                                 858,946            566,918
  Accrued expenses                                                                                 697,438            824,142
  Due to affiliates                                                                              1,598,446          1,558,144
  Due to Hyatt                                                                                   1,039,646            953,434
  Due to Realty                                                                                    972,233            972,233
  Other liabilities                                                                                 36,078             36,078
                                                                                             -------------      -------------
          Total current liabilities                                                             10,900,267         10,670,060

First mortgage note                                                                             60,339,087         61,694,529
Second mortgage note                                                                            16,347,214         16,687,805
Third mortgage note                                                                              6,117,000          6,049,500
Due to guarantor of operating deficits                                                           2,397,964          2,367,168
Deferred gain on debt forgiveness                                                               66,030,135         69,432,396
Deferred revenue and security deposits                                                             284,783            506,750
                                                                                             -------------      -------------
          Total liabilities                                                                    162,416,450        167,408,208
                                                                                             -------------      -------------
Commitments and contingencies (note 6)

Partners' deficit                                                                              (71,303,239)       (75,464,637)
                                                                                             -------------      -------------
          Total liabilities and partners' deficit                                            $  91,113,211      $  91,943,571
                                                                                             =============      =============





















                            The accompanying notes are an integral part of these consolidated financial statements.

                          CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                                -----------------------------
                                                                                                    1997             1996
                                                                                                ------------     ------------
Revenue:
  Rooms                                                                                         $  2,993,874     $  2,691,543
  Food and beverage                                                                                1,164,702        1,172,877
  Telephone                                                                                          135,913          155,615
  Office retail, and parking rentals                                                               2,238,565        2,325,613
  Other                                                                                               20,536           18,858
                                                                                                ------------     ------------
                                                                                                   6,553,590        6,364,506
                                                                                                ------------     ------------
Departmental expenses:
  Rooms                                                                                              583,059          567,068
  Food and beverage                                                                                  894,667          941,107
  Telephone                                                                                           99,366          105,830
  Other                                                                                                   --               --
                                                                                                ------------     ------------
                                                                                                   1,577,092        1,614,005
                                                                                                ------------     ------------
Unallocated operating expenses:
  Administrative                                                                                     420,175          412,069
  Marketing                                                                                          375,255          368,168
  Energy costs                                                                                       369,743          386,357
  Property operations and maintenance                                                                517,965          508,687
                                                                                                ------------     ------------
                                                                                                   1,683,138        1,675,281
                                                                                                ------------     ------------
Operating income before interest and other income,
  fixed charges and other deductions
  and extraordinary item - gain on debt forgiveness                                                3,293,360        3,075,220
                                                                                                ------------     ------------
Interest and other income                                                                              8,610            7,788
                                                                                                ------------     ------------
















                          The accompanying notes are an integral part of these consolidated financial statements.

                        CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                         (Unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                                -----------------------------
                                                                                                    1997             1996
                                                                                                ------------     ------------
Fixed charges and other deductions:
  Depreciation                                                                                     1,203,064        1,209,514
  Amortization                                                                                       130,860          197,667
  Interest expense                                                                                   220,902          189,360
  Management fees                                                                                    257,491          279,248
  Real estate and personal property taxes                                                            254,371          281,226
  Ground rent                                                                                        400,000          400,000
  Other                                                                                              175,092          160,658
                                                                                                ------------     ------------
                                                                                                   2,641,780        2,717,673
                                                                                                ------------     ------------
Net income before extraordinary item - gain on debt forgiveness                                      660,190          365,335

Extraordinary item - gain on debt forgiveness                                                      3,501,208        3,516,317
                                                                                                ------------     ------------
Net income                                                                                         4,161,398        3,881,652

Net income attributed to minority interest                                                        (4,169,664)      (3,891,288)
                                                                                                ------------     ------------
Net loss attributed to Partnership                                                              $     (8,266)    $    (9,636)
                                                                                                ============     ============
Net loss allocated to general
   partners and affiliated initial
   limited partner (1.01%)                                                                      $        (83)    $       (97)
                                                                                                ============     ============
Net loss allocated to additional
   limited partners (98.99%)                                                                    $     (8,183)    $    (9,539)
                                                                                                ============     ============
Net loss allocated to limited
   partners per unit                                                                            $     (13.64)    $     (15.90)
                                                                                                ============     ============
Limited partnership units
  issued and outstanding                                                                                 600              600
                                                                                                ============     ============













                         The accompanying notes are an integral part of these consolidated financial statements.

                       CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                          For the three months ended March 31, 1997

                                        (Unaudited)


                                                                                 Losses not
                                                  General        Limited         Allocable
                                                  Partners       Partners        to Partners            Total
                                                  ---------      --------       -------------       -------------
Balance, December 31, 1996                        $(529,378)     $322,178       $ (75,257,437)      $ (75,464,637)

  Net loss attributed to Partnership                    (83)       (8,183)                 --              (8,266)

  Net income attributed to minority
   interest (Note 2)                                     --            --           4,169,664           4,169,664
                                                  ---------      --------       -------------       -------------
Balance, March 31, 1997                           $(529,461)     $313,995       $ (71,087,773)      $ (71,303,239)
                                                  =========      ========       =============       =============



































                           The accompanying notes are an integral part of these consolidated financial statements.

                          CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                              -------------------------------
                                                                                                  1997               1996
                                                                                              ------------       ------------
Cash flows from operating activities:
  Net income                                                                                  $  4,161,398       $  3,881,652

  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                  1,203,064          1,209,514
   Amortization                                                                                    130,860            197,667
   Extraordinary item - gain on debt forgiveness                                                (3,501,208)        (3,516,317)
   Interest expense related to the amortization of financing costs                                  62,822             62,822
   Net interest expense added to debt                                                               98,296             98,296
   Interest payments treated as a reduction in mortgage debt                                    (1,135,141)        (1,187,417)
   Changes in assets and liabilities:
     (Increase) decrease in restricted cash and cash equivalents                                  (395,492)           184,510
     (Increase) in accounts receivable, net                                                       (481,953)           (81,830)
     Decrease in prepaid expenses                                                                  241,698            281,842
     Decrease (increase) in inventory and other                                                      5,799             (1,258)
     Decrease (increase) in escrows and deposits                                                    59,657           (110,528)
     Increase in accounts payable                                                                  292,028            204,211
     (Decrease) increase in accrued expenses                                                      (126,704)            79,676
     Increase (decrease) due to Hyatt                                                               86,212            (46,968)
     Increase in other liabilities                                                                      --              1,500
     (Decrease) increase in deferred revenue and security deposits                                (221,967)            51,034
                                                                                              ------------       ------------
    Net cash provided by operating activities                                                      479,369          1,308,406
                                                                                              ------------       ------------
Cash flows from investing activities:
  Purchase of building improvements                                                               (198,260)          (211,177)
  Purchase of furniture and equipment                                                             (183,396)          (152,802)
  Payment of leasing costs                                                                        (176,691)          (510,986)
                                                                                              ------------       ------------
    Net cash used in investing activities                                                         (558,347)          (874,965)
                                                                                              ------------       ------------
Cash flows from financing activities:
  Net payment of debt                                                                             (523,576)          (730,555)
  Proceeds from advances from affiliates                                                            40,302             34,753
                                                                                              ------------       ------------
    Net cash used in financing activities                                                         (483,274)          (695,802)
                                                                                              ------------       ------------
Net (decrease) increase in cash and cash equivalents                                              (562,252)          (262,361)
Cash and cash equivalents, beginning of period                                                   2,015,244          1,351,524
                                                                                              ------------       ------------
Cash and cash equivalents, end of period                                                      $  1,452,992       $  1,089,163
                                                                                              ============       ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                    $  1,540,696       $  1,592,972
                                                                                              ============       ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Income Properties-C Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of March 31, 1997 and December 31, 1996 and the results of its consolidated operations for the three months ended March 31, 1997 and 1996 and its consolidated cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While CRI believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's annual report filed on Form 10-K for the year ended December 31, 1996.

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. The results for the three months in the period ended March 31, 1997 are not necessarily indicative of the results expected for the entire year.

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

     CRI, as Managing General Partner of the Partnership, has a 0.01% general partner interest. Other general partner interests which total 0.99% are held by three individuals affiliated (or formerly affiliated) with CRI. The total limited partner interest of 99% is comprised of 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and the remaining 98.99% interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP's former first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying unaudited financial statements as of March 31, 1997 and December 31, 1996 and for each of the three-month periods ended March 31, 1997 and 1996 have been consolidated with BMCLP.

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

     Therefore, of the total partners deficit of $71,303,239 and $75,464,637 as of March 31, 1997 and December 31, 1996, respectively, $71,087,773 and $75,257,437, respectively, are not attributable to the partners of the Partnership. The amounts are comprised of cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 of $77,472,839, and cumulative net BMCLP income of $6,385,066, and $2,215,402 as of March 31, 1997 and December 31, 1996, respectively. BMCLP losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership invested $42,500,100 in cash in BMCLP through March 31, 1997, to acquire a 92.5% limited partnership interest. BMCLP losses before June 15, 1992, were not recorded in the accompanying financial statements of the Partnership since cumulative BMCLP losses exceeded the Partnership's investment in 1992. Prior to June 15, 1992, the Partnership's investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, subsequent to June 15, 1992, the Partnership's investment in BMCLP has been consolidated in the accompanying financial statements (see Note 2).

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of the Partnership on an unconsolidated basis is as follows:


                                                           BALANCE SHEETS
                                                           --------------

                                                                                             As of              As of
                                                                                            March 31,        December 31,
                                                                                              1997              1996
                                                                                          ------------       ------------
                                                                                           (Unaudited)
Total assets                                                                              $        116       $        116
                                                                                          ============       ============

Accounts payable                                                                          $    215,582       $    207,316
Partners' deficit                                                                             (215,466)          (207,200)
                                                                                          ------------       ------------
Total liabilities and partners' deficit                                                   $        116       $        116
                                                                                          ============       ============


                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)

                                                                                           For the three months ended
                                                                                                    March 31,
                                                                                          -----------------------------
                                                                                              1997               1996
                                                                                          ------------       ------------
Revenues                                                                                  $         --       $         --
Professional fees                                                                               (6,541)            (8,450)
Other expenses                                                                                  (1,725)            (1,186)
                                                                                          ------------       ------------
Net loss                                                                                  $     (8,266)      $     (9,636)
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of BMCLP on an unconsolidated basis is as follows:

                                                           BALANCE SHEETS
                                                           --------------



                                                                                        As of            As of
                                                                                       March 31,      December 31,
                                                                                         1997             1996
                                                                                     -------------    -------------
                                                                                      (Unaudited)
Investment in real estate, at cost, net                                              $  81,848,764    $  82,670,172
Current assets                                                                           5,673,404        5,605,708
Other assets                                                                             3,590,927        3,667,575
                                                                                     -------------    -------------
Total assets                                                                         $  91,113,095    $  91,943,455
                                                                                     =============    =============

Current liabilities                                                                  $  10,684,685    $  10,462,744
Other liabilities                                                                      151,516,183      156,738,148
Partners' deficit                                                                      (71,087,773)     (75,257,437)
                                                                                     -------------    -------------
Total liabilities and partners' deficit                                              $  91,113,095    $  91,943,455
                                                                                     =============    =============


                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)

                                                                                      For the three months ended
                                                                                               March 31,
                                                                                     -----------------------------
                                                                                         1997             1996
                                                                                     ------------     ------------
Revenues                                                                             $  6,562,200     $  6,372,294
Expenses                                                                               (5,893,744)      (5,997,323)
                                                                                     ------------     ------------
Income before extraordinary item                                                          668,456          374,971
Extraordinary item - gain on debt forgiveness                                           3,501,208        3,516,317
                                                                                     ------------     ------------
     Net income                                                                      $  4,169,664     $  3,891,288
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

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at March 31, 1997 and December 31, 1996 was 5.47% and 5.53%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew or cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. During the three months ended March 31, 1997 and 1996, GECC advanced $176,171 and $0, respectively, to BMCLP for tenant improvements.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995 through December 1, 1998. As of March 31, 1997 and December 31, 1996, $624,375 and $555,000, respectively, had been deposited into the interest reserve account and is reflected in restricted cash and cash equivalents on the accompanying consolidated balance sheet.

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

     Furthermore, BMC is entitled to an Economic Value Participation Interest (as defined) which requires BMCLP to pay the following at the sale or refinancing of the property or the maturity date of the Restated Notes:

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

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5,000,000 in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of May 7, 1997, no additional advances have been made.

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to BMC. As of March 31, 1997 and December 31, 1996, balances in the escrow account totalled $273,654 and $273,654, respectively.

     In connection with the restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

later of any maturity date under the Restated Notes. As of March 31, 1997 and December 31, 1996, accrued interest of $3,117,000 and $3,049,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during the three months ended March 31, 1997.

                        Deferred Gain on Debt Forgiveness
                        ---------------------------------

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

     Based on the Restated First Mortgage Note s interest rate of 9.72% and 9.78% in effect at March 31, 1997 and December 31, 1996, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $66,036,567 and $67,453,640 at March 31, 1997 and December 31, 1996,
respectively, including additional draws subsequent to the restructuring. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $132,066,702 and $136,886,036 at March 31, 1997 and December 31, 1996,
respectively) SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $66,030,135 and $69,432,396 difference between the carrying value and total future obligation of the debt at March 31, 1997 and December 31, 1996, respectively, was deferred and is being amortized as an extraordinary gain in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the three months ended March 31, 1997 and 1996, $163,911 and $901,677, respectively, was reclassified from the Restated First Mortgage Note to the deferred gain on debt forgiveness resulting from decreases in the future obligation based on decreases in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as an extraordinary gain over the remaining term of the Restated First Mortgage Note.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     For the three months ended March 31, 1997 and 1996, amortization of this deferred debt forgiveness amounted to $3,566,173 and $3,581,282, respectively. The amortization of deferred gain is included in the extraordinary item of $3,501,208 and $3,516,317 for the three months ended March 31, 1997 and 1996, respectively, in the accompanying consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $64,965 and $64,965, for the three months ended March 31, 1997 and 1996, respectively, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the three months ended March 31, 1997 and 1996 amounted to $64,965 and $64,965 respectively, and was added to the principal balance of the Restated Second Mortgage Note.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   RELATED-PARTY TRANSACTIONS

     A summary of indebtedness to affiliates of $1,598,446 and $1,558,144 as of March 31, 1997 and December 31, 1996, respectively, is presented below:


                                      Balance at             Additions               Balance at
        Related-Party             December 31, 1996          (Payments)            March 31, 1997
        -------------             -----------------          ---------           -------------------
        CRI                          $   342,558             $  18,143               $   360,701
        CHG                            1,215,586                22,159                 1,237,745
                                     -----------             ---------               -----------
                                     $ 1,558,144             $  40,302               $ 1,598,446
                                     ===========             =========               ===========


     The $360,701 and $342,558 due to CRI as of March 31, 1997 and December 31, 1996, respectively, is partially comprised of $107,103 of advances to BMCLP to fund certain payments due on its mortgages with BMCLP's former lender. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, $1,040,285 of the $1,237,745 and $1,215,586 due to CHG as of March 31, 1997 and December 31, 1996, respectively, were advanced to BMCLP to fund certain payments on the its mortgage notes with its former lender. The advances from CRI and CHG accrue interest at the prime rate plus 1% in accordance with the Partnership Agreement.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 3. CRCC received a payment of $50,000 on June 12, 1996 from remaining net cash flow relating to 1995. Additionally, $50,000 was accrued as of December 31, 1996 for fiscal year 1996 management fees in the consolidated balance sheets. This amount has not been paid as of May 7, 1997.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the partnership agreement. No incentive management fee has been incurred or paid for the three months ended March 31, 1997 and 1996.

     Iroquois, which is an affiliate of the Special Limited Partners, as discussed in Note 3, has provided financing through the Third Mortgage Note.

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

6.   COMMITMENTS AND CONTINGENCIES

Management Agreements
---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a base management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. Management fees paid to Hyatt for the three months ended March 31, 1997 and 1996, were $172,633 and $161,556, respectively.

     BMCLP can terminate the Hotel Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1995 (referred to as the Sixth Full Year), the Hotel does not produce enough income to permit Hyatt to remit to BMCLP the sum of $6,250,000 for each such fiscal year (referred to as the Owner's Remittance). This shortfall occurred in 1996 and Hyatt and BMCLP expect it to occur during 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt are negotiating a new Hotel Management Agreement which will have a lower fee. Currently, BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Hotel Management Agreement. Management cannot currently project the impact on the accompanying consolidated financial statements for the outcome of these negotiations.

     Pursuant to the management agreement, Hyatt also provides "chain services" to the Hotel such as promotion services, advertising, centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of March 31, 1997 and December 31, 1996 approximately $220,000 and $134,000, respectively, were recorded as due to Hyatt in the consolidated financial statements. The remaining due to Hyatt balance as of March 31,1997 and December 31, 1996, consists of approximately $820,000 of incentive management fees earned under its Management Agreement, as discussed above, with BMCLP.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits within the accompanying financial statements. The reserve balances included in escrows and deposits at March 31, 1997 and December 31, 1996, were approximately $282,300 and $342,000, respectively.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES - Continued

     BMCLP entered into a management agreement with Realty, an affiliate prior to July 1, 1988, of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty is to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. Under the terms of this agreement, Realty received a monthly management fee equal to 4% of all income collected from the operation of the Office Building. Realty had agreed to allow BMCLP to defer payments of all management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt. In connection with the debt restructuring which occurred November 16, 1994, BMC paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total income collected. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the three months ended March 31, 1997 and 1996, were approximately $85,000 and $118,000, respectively.

Ground Lease
------------

     BMCLP constructed its buildings on land it leases from the Washington Metropolitan Area Transit Authority (WMATA). WMATA asserted claims against BMCLP concerning the deterioration of the concrete slab in areas that WMATA has used as a bus terminal and Kiss & Ride area since 1985. WMATA asserted that the deterioration is due to construction defects, but BMCLP takes the position that the deterioration is due to improper maintenance. The deterioration has reached the point that BMCLP's parking garage, which underlies the concrete slab, could be damaged. Accordingly, although BMCLP denies any legal liability for the repair of the concrete slab, it has agreed to contribute $100,000 toward repair of the deck in exchange for a full release of any and all claims WMATA may have with respect to the design and construction issues. The estimated cost for repair is approximately $1,000,000, of which WMATA will pay all but the $100,000 contributed by BMCLP. BMCLP has negotiated a release with WMATA, and in July 1996 submitted it together with the $100,000. On September 26, 1996 the release and a settlement agreement were signed thus releasing BMCLP from any liability over $100,000. The settlement agreement specifies work to be performed and WMATA's use of BMCLP's parking garage space for structural shoring during its repairs of the overhead concrete deck. The $100,000 is being held in trust by WMATA until the work is completed or until WMATA requests payment.

     WMATA held a meeting with representatives from Realty on January 31, 1997 to discuss further the details of the refurbishment program. A newly updated repair plan was submitted to Realty in March, with a schedule showing the number of parking spaces which will be affected along with the duration of the construction. This repair work is scheduled to begin on July 8, 1997 and conclude on November 16, 1997. There can be no assurance that the work will commence or end on time.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES - Continued

Audit
-----

     BMCLP has been notified that the 1994 federal income tax return is being examined by the Internal Revenue Service, primarily due to the refinancing of the Notes resulting in cancellation of debt income to the Partnership. Management can not currently project the impact on the accompanying consolidated financial statements of the outcome of the examination.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                                    Liquidity
                                    ---------

     The Registrant does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1997, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of Bethesda Metro Center Limited Partnership (BMCLP), it is unlikely that the Registrant will receive any cash distribution from its investment in BMCLP in 1997 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP's mortgage notes. However, the Managing General Partner of the Registrant has represented a willingness to fund projected cash flow requirements of the Registrant for the year ending December 31, 1997.

     At March 31, 1997 and December 31, 1996, the Registrant had $116 in available cash.

     During the first three months of 1997, the Registrant recorded a $8,266 increase in accounts payable. The increase in accounts payable includes an increase of $11,324 in loan payable to its Managing General Partner for administrative expenses and a decrease of $3,058 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Registrant owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $1,452,876 and $2,015,128 at March 31, 1997 and December 31, 1996, respectively. BMCLP had restricted cash and cash equivalents of $2,196,515 and $1,801,023 at March 31, 1997 and December 31, 1996, respectively. During the first three months of 1997, unrestricted cash and cash equivalents decreased $562,252 despite net income of $4,169,664. This was largely due to the non-cash gain on debt forgiveness of $3,501,208, net debt and interest payments of $1,478,140, and fixed asset additions and payment of leasing costs of $381,656 and $176,691, respectively, which were offset by depreciation and amortization totaling $1,333,924.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At March 31, 1997, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K does not concur with this amount. As of March 31, 1997 and December 31, 1996, R&K has provided

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


$2,397,964 and $2,367,168, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,159,077 and $1,128,281 at March 31, 1997 and December 31, 1996, respectively, and has been added to the original advance amount. For the three months ended March 31, 1997 and 1996, no amounts were advanced to BMCLP for operating deficits because R&K has represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated First and Second Mortgage Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. During the three months ended March 31, 1997 and 1996, GECC advanced $176,171 and $0, respectively, to BMCLP for tenant improvements.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the $1,038,654 that was placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses including capital improvements, tenant improvements and leasing commissions of the Development including payments under the Restated Notes. During 1995, BMCLP withdrew $400,000 from the escrow account to help pay the interest due on the Restated Second Mortgage Note and deposited $100,000 to replenish the reserve. During 1996 BMCLP withdrew $715,000 from the escrow account to help pay operating expenses including capital improvements, tenant improvements and leasing commissions and deposited $250,000 to replenish the reserve. As of May 7, 1997 BMCLP has made no withdrawal or deposits. As of March 31, 1997 and December 31, 1996, balances in the escrow account totalled $273,654 and $273,654, respectively.

     BMC may advance additional amounts up to $5,000,000 to BMCLP in accordance with the Restated Second Mortgage Note. Also, BMC may re-advance funds received from BMCLP as additional interest payments (75% net cash flow) if BMCLP pays its 25% share of net cash flow held in reserves. No advances were made by BMC to BMCLP in 1997 or 1996.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                              Results of Operations
                              ---------------------

Registrant
----------

Three months ended March 31, 1997 in comparison with March 31, 1996
-------------------------------------------------------------------

     The Registrant recorded a net loss for the three months ended March 31, 1997 of $8,266 as compared with a net loss of $9,636 for the corresponding period in 1996. Operating expenses during the first quarter of 1997 were $1,370 lower than 1996 primarily due to the timing of accounting and auditing fees.


Bethesda Metro Center Limited Partnership
-----------------------------------------

Three months ended March 31, 1997 in comparison with March 31, 1996
-------------------------------------------------------------------

     BMCLP's net income for the first quarter of 1997 increased $278,376 or 7% from the corresponding period in 1996, primarily as a result of an increase in room revenue and other revenue, along with a decrease in food and beverage expenses and telephone expenses. BMCLP's net income also increased due to a decrease in amortization expense, as a result of decreased deferred charges. The increase in net income was partially offset by a decrease in office revenue, food and beverage revenue and telephone revenue. Also offsetting the increase in BMCLP's net income was an increase in room expenses, and a decrease in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate.

     Room revenue increased $302,331 or 11% from the first quarter of 1996. Hotel occupancy increased 5% due to an increase in transient occupied rooms. Food and beverage revenues decreased $8,175 or 1% from the same period last year as a result of a decrease in outlet beverage sales and a reduction in public room rental. Telephone revenue decreased $19,702 or 13% due to a reduction in long distance call revenue. Other revenue increased $1,678 or 9% primarily due to a check received from the gift shop lessee for the third and fourth quarter 1996 percentage rent payment. The increases in room revenue, offset by the decrease in food and beverage revenues and telephone revenue, resulted in first quarter gross operating profits which exceeded the same period last year by approximately $276,007 or 20%.

     Office building revenue for the first quarter of 1997 decreased $87,048 or 4% from the first quarter of 1996. The occupancy of the office building remained at 95% for the first quarter of 1997. The retail and marketplace occupancy decreased from 97% to 83% primarily due to two major retail leases expiring and not being renewed. The retail and marketplace average rental rate decreased from $38 to $31 during the first quarter of 1997 as compared to 1996, primarily due to rates dropping throughout the market.

     Operating expenses of the office building for the first quarter of 1997 decreased by $29,181 or 5% from the first quarter of 1996 primarily due to lower utility costs.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     The following tables outline pertinent unaudited data regarding the operations of the hotel and office building:

                                                           OFFICE BUILDING
                                                           ---------------
                                                             (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                               ----------------------------
                                                                                                   1997           1996
                                                                                               ------------   ------------
Leasing:
-------
Average Space Occupied:
  Office                                                                                                95%             95%
  Retail and Marketplace                                                                                83%             97%
Average Rental Rate:
  Office                                                                                                $24            $24
  Retail and Marketplace                                                                                $31            $38

Operations:
----------
Total Income                                                                                   $  2,238,565   $  2,325,613
Operating Expenses                                                                                 (576,539)      (605,720)
                                                                                               ------------   ------------
Gross Operating Profits
  (Before Depreciation, Management Fees and
    Other Fixed Costs)                                                                         $  1,662,026   $  1,719,893
                                                                                               ============   ============

                                                                HOTEL
                                                           ---------------
                                                             (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                               -----------------------------
                                                                                                   1997           1996
                                                                                               ------------   ------------
Actual Average Occupancy                                                                                 74%            69%
Actual Average Room Rate                                                                               $117           $112
Room Revenues                                                                                  $  2,993,874   $  2,691,543
Food & Beverage Revenues                                                                       $  1,164,702   $  1,172,877
Room Profits                                                                                   $  2,410,815   $  2,124,475
Food & Beverage Profits                                                                        $    270,035   $    231,770
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                                                                  $  1,631,334   $  1,355,327


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Partnership, to an extent not currently ascertainable. These factors, include, but are not limited to, over building of office, hotel or commercial space; changes in the general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the nearby business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God. Effective July 1, 1996, the local government in Montgomery County, Maryland, where the hotel is located, increased room taxes from 5% to 7% to fund the Montgomery County Conference Center which was expected to be complete in 1999, but the location of this center is now under dispute.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1997.

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


May 9, 1997                        By:  /s/ H. William Willoughby
--------------------                    ---------------------------------
Date                                    H. William Willoughby
                                        President



                                   By:  /s/ Susan R. Campbell
                                        ---------------------------------
                                        Susan R. Campbell
                                        Senior Vice President

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically