Form 10-Q
period 1997-06-30
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1997-08-07
CIK 780348

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1997
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



             Class                         Outstanding at June 30, 1997
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of June 30, 1997
            and December 31, 1996 . . . . . . . . . . . . . .      1

          Consolidated Statements of Operations - for the
            three and six months ended June 30, 1997
            and 1996  . . . . . . . . . . . . . . . . . . . .      2-3

          Consolidated Statements of Partners' Deficit - for
            the six months ended June 30, 1997  . . . . . . .      4

          Consolidated Statements of Cash Flows - for the six
            months ended June 30, 1997 and 1996 . . . . . . .      5

          Notes to Consolidated Financial Statements  . . . .      6-17


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      18-23

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      24

Signatures    . . . . . . . . . . . . . . . . . . . . . . . .      25

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      26

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                  As of             As of
                                                                                                 June 30,        December 31,
                                                                                                   1997             1996
                                                                                               -------------    -------------
                                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                                                    $   1,455,905    $   2,015,244
  Restricted cash and cash equivalents                                                             2,592,007        1,801,023
  Accounts receivable, less allowance for doubtful accounts
    of $103,446 and $69,465, respectively                                                          1,384,178          805,499
  Prepaid expenses                                                                                   321,286          800,282
  Current portion of deferred rent receivable                                                        116,606          116,606
  Inventory and other                                                                                 65,684           67,170
                                                                                               -------------    -------------
          Total current assets                                                                     5,935,666        5,605,824
                                                                                               -------------    -------------
Property and equipment:
  Buildings and tenant improvements                                                              122,912,359      122,314,194
  Furniture and equipment                                                                         15,299,637       15,100,621
                                                                                               -------------    -------------
                                                                                                 138,211,996      137,414,815
  Less-accumulated depreciation                                                                  (57,150,771)     (54,744,643)
                                                                                               -------------    -------------
          Total property and equipment                                                            81,061,225       82,670,172
                                                                                               -------------    -------------
Other assets:
  Deferred charges, less accumulated amortization of
    $2,968,359 and $2,580,996, respectively                                                        2,864,184        2,785,249
  Deferred rent receivable, less reserve of $148,442                                                 477,161          477,161
  Escrows and deposits                                                                               448,218          405,165
                                                                                               -------------    -------------
          Total other assets                                                                       3,789,563        3,667,575
                                                                                               -------------    -------------
          Total assets                                                                         $  90,786,454    $  91,943,571
                                                                                               =============    =============

















                   The accompanying notes are an integral part of these consolidated financial statements.

                   CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                          LIABILITIES AND PARTNERS' DEFICIT

                                                                                                  As of             As of
                                                                                                 June 30,        December 31,
                                                                                                   1997             1996
                                                                                               -------------    -------------
                                                                                                (Unaudited)
Current liabilities:
  Current portion of first mortgage note                                                       $   5,744,633    $   5,759,111
  Accounts payable                                                                                   737,730          566,918
  Accrued expenses                                                                                   607,581          824,142
  Due to affiliates                                                                                1,637,667        1,558,144
  Due to Hyatt                                                                                     1,037,339          953,434
  Due to Realty                                                                                      972,233          972,233
  Other liabilities                                                                                   36,078           36,078
                                                                                               -------------    -------------
          Total current liabilities                                                               10,773,261       10,670,060

First mortgage note                                                                               59,423,473       61,694,529
Second mortgage note                                                                              16,006,624       16,687,805
Third mortgage note                                                                                6,184,500        6,049,500
Due to guarantor of operating deficits                                                             2,428,760        2,367,168
Deferred gain on debt forgiveness                                                                 62,028,131       69,432,396
Deferred revenue and security deposits                                                               261,950          506,750
                                                                                               -------------    -------------
          Total liabilities                                                                      157,106,699      167,408,208
                                                                                               -------------    -------------
Commitments and contingencies (note 6)

Partners' deficit                                                                                (66,320,245)     (75,464,637)
                                                                                               -------------    -------------
          Total liabilities and partners' deficit                                              $  90,786,454    $  91,943,571
                                                                                               =============    =============




















                        The accompanying notes are an integral part of these consolidated financial statements.

                       CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Unaudited)


                                                             For the three months ended          For the six months ended
                                                                       June 30,                           June 30,
                                                            -----------------------------      -----------------------------
                                                                1997             1996              1997             1996
                                                            ------------     ------------      ------------     ------------
Revenue:
  Rooms                                                     $  3,787,708     $  3,486,274      $  6,781,582     $  6,177,817
  Food and beverage                                            1,579,169        1,387,526         2,743,871        2,560,403
  Telephone                                                      181,228          173,251           317,141          328,866
  Office, retail and parking rentals                           2,261,554        2,313,456         4,500,119        4,639,069
  Other                                                           25,471           31,607            46,007           50,465
                                                            ------------     ------------      ------------     ------------
                                                               7,835,130        7,392,114        14,388,720       13,756,620
                                                            ------------     ------------      ------------     ------------
Departmental expenses:
  Rooms                                                          665,627          676,212         1,248,686        1,243,280
  Food and beverage                                            1,009,424          968,642         1,904,091        1,909,749
  Telephone                                                      101,485           92,764           200,851          198,594
  Other                                                               --              511                --              511
                                                            ------------     ------------      ------------     ------------
                                                               1,776,536        1,738,129         3,353,628        3,352,134
                                                            ------------     ------------      ------------     ------------

Unallocated operating expenses:
  Administrative                                                 471,979          450,342           892,154          862,411
  Marketing                                                      414,226          365,789           789,481          733,957
  Energy costs                                                   482,331          459,313           852,074          845,670
  Property operations and maintenance                            523,303          562,304         1,041,268        1,070,991
                                                            ------------     ------------      ------------     ------------
                                                               1,891,839        1,837,748         3,574,977        3,513,029
                                                            ------------     ------------      ------------     ------------
Operating income before interest and other
  income, fixed charges and other deductions
  and extraordinary item - gain on debt forgiveness            4,166,755        3,816,237         7,460,115        6,891,457
                                                            ------------     ------------      ------------     ------------
Interest and other income                                         14,976            9,371            23,586           17,159
                                                            ------------     ------------      ------------     ------------
Fixed charges and other deductions:
  Depreciation                                                 1,203,064        1,209,514         2,406,128        2,419,028
  Amortization                                                   130,860          197,667           261,720          395,334
  Interest expense                                               226,423          188,633           447,325          377,993
  Management fees                                                302,383          297,546           559,874          576,794
  Real estate and personal property taxes                        254,372          283,115           508,743          564,341
  Ground rent                                                    400,000          400,000           800,000          800,000
  Other                                                          167,305          142,593           342,397          303,251
                                                            ------------     ------------      ------------     ------------
                                                               2,684,407        2,719,068         5,326,187        5,436,741
                                                            ------------     ------------      ------------     ------------


                    The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                   (Unaudited)


                                                             For the three months ended          For the six months ended
                                                                       June 30,                           June 30,
                                                            -----------------------------      -----------------------------
                                                                1997             1996              1997             1996
                                                            ------------     ------------      ------------     ------------
Net income before extraordinary item -
  gain on debt forgiveness                                     1,497,324        1,106,540         2,157,514        1,471,875

Extraordinary item - gain on forgiveness                       3,485,670        3,537,152         6,986,878        7,053,469
                                                            ------------     ------------      ------------     ------------
Net income                                                     4,982,994        4,643,692         9,144,392        8,525,344

Net income attributed to minority interest                    (4,991,200)      (4,650,029)       (9,160,864)      (8,541,317)
                                                            ------------     ------------      ------------     ------------
Net loss attributed to Partnership                          $     (8,206)    $     (6,337)     $    (16,472)    $    (15,973)
                                                            ============     ============      ============     ============
Net loss allocated to general
   partners and affiliated initial
   limited partner (1.01%)                                  $        (83)    $        (64)     $       (166)    $       (161)
                                                            ============     ============      ============     ============
Net loss allocated to additional
   limited partners (98.99%)                                $     (8,123)    $     (6,273)     $    (16,306)    $    (15,812)
                                                            ============     ============      ============     ============
Net loss allocated to limited
   partners per unit                                        $     (13.54)    $     (10.46)     $     (27.18)    $     (26.35)
                                                            ============     ============      ============     ============
Limited partnership units
  issued and outstanding                                             600              600               600              600
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

                          CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                           CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                               For the six months ended June 30, 1997

                                          (Unaudited)


                                                                     Losses not
                                        General        Limited       Allocable
                                        Partners       Partners      to Partners         Total
                                        ---------      --------     -------------    -------------
Balance, December 31, 1996              $(529,378)     $322,178     $ (75,257,437)   $ (75,464,637)

  Net loss attributed to Partnership         (166)      (16,306)               --          (16,472)

  Net income attributed to minority
   interest (Note 2)                           --            --         9,160,864        9,160,864
                                        ---------      --------     -------------    -------------
Balance, June 30, 1997                  $(529,544)     $305,872     $ (66,096,573)   $ (66,320,245)
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

                       CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                                                 For the six months ended
                                                                                                         June 30,
                                                                                              -------------------------------
                                                                                                  1997               1996
                                                                                              ------------       ------------
Cash flows from operating activities:
  Net income                                                                                  $  9,144,392       $  8,525,344

  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                  2,406,128          2,419,028
   Amortization                                                                                    261,720            395,334
   Extraordinary item - gain on debt forgiveness                                                (6,986,878)        (7,053,469)
   Interest expense related to the amortization of financing costs                                 125,643            125,643
   Net interest expense added to debt                                                              196,592            196,592
   Interest payments treated as a reduction in mortgage debt                                    (3,101,948)        (3,155,799)
   Changes in assets and liabilities:
     Increase in restricted cash and cash equivalents                                             (790,984)           (75,982)
     (Increase) decrease in accounts receivable, net                                              (578,679)           273,629
     Decrease in prepaid expenses                                                                  478,996            564,376
     Decrease in inventory and other                                                                 1,486              9,319
     Increase in escrows and deposits                                                              (43,053)          (210,831)
     Increase in accounts payable                                                                  170,812             59,287
     Decrease in accrued expenses                                                                 (216,561)           (43,521)
     Increase (decrease) due to Hyatt                                                               83,905            (36,847)
     Increase in other liabilities                                                                      --              1,500
     Decrease in deferred revenue and security deposits                                           (244,800)           (44,219)
                                                                                              ------------       ------------
    Net cash provided by operating activities                                                      906,771          1,949,384
                                                                                              ------------       ------------
Cash flows from investing activities:
  Purchase of building improvements                                                               (598,165)          (503,496)
  Purchase of furniture and equipment                                                             (199,016)          (205,877)
  Payment of leasing costs                                                                        (466,298)          (578,717)
                                                                                              ------------       ------------
    Net cash used in investing activities                                                       (1,263,479)        (1,288,090)
                                                                                              ------------       ------------
Cash flows from financing activities:
  Net payment of debt                                                                             (282,154)           (11,121)
  Proceeds from advances from affiliates                                                            79,523             63,682
                                                                                              ------------       ------------
    Net cash (used in) provided by financing activities                                           (202,631)            52,561
                                                                                              ------------       ------------
Net (decrease) increase in cash and cash equivalents                                              (559,339)           713,855

Cash and cash equivalents, beginning of period                                                   2,015,244          1,351,524
                                                                                              ------------       ------------
Cash and cash equivalents, end of period                                                      $  1,455,905       $  2,065,379
                                                                                              ============       ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                    $  3,101,948       $  3,155,799
                                                                                              ============       ============

                        The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Income Properties-C Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of June 30, 1997 and December 31, 1996 and the results of its consolidated operations for the three and six months ended June 30, 1997 and 1996 and its consolidated cash flows for the six months ended June 30, 1997 and 1996.

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

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. The results for the three and six months in the period ended June 30, 1997 are not necessarily indicative of the results expected for the entire year.

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

     CRI, as Managing General Partner of the Partnership, has a 0.01% general partner interest. Other general partner interests which total 0.99% are held by three individuals affiliated (or formerly affiliated) with CRI. The total limited partner interest of 99% is comprised of 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and the remaining 98.99% interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP's former first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying unaudited financial statements as of June 30, 1997 and December 31, 1996 and for each of the three-month and six-month periods ended June 30, 1997 and 1996 have been consolidated with BMCLP.

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

     Therefore, of the total partners deficit of $66,320,245 and $75,464,637 as of June 30, 1997 and December 31, 1996, respectively, $66,096,573 and $75,257,437, respectively, are not attributable to the partners of the Partnership. The amounts are comprised of cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 of $77,472,839, and cumulative net BMCLP income of $11,376,266, and $2,215,402 as of June 30, 1997 and December 31, 1996, respectively. BMCLP losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership invested $42,500,100 in cash in BMCLP through June 30, 1997, to acquire a 92.5% limited partnership interest. BMCLP losses before June 15, 1992, were not recorded in the accompanying financial statements of the Partnership since cumulative BMCLP losses exceeded the Partnership's investment in 1992. Prior to June 15, 1992, the Partnership's investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, subsequent to June 15, 1992, the Partnership's investment in BMCLP has been consolidated in the accompanying financial statements (see Note 2).

     Condensed financial information of the Partnership on an unconsolidated basis is as follows:

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued


                                                           BALANCE SHEETS
                                                           --------------

                                                                              As of            As of
                                                                             June 30,       December 31,
                                                                               1997            1996
                                                                           ------------     ------------
                                                                            (Unaudited)
Total assets                                                               $        116     $        116
                                                                           ============     ============

Total liabilities                                                          $    223,788     $    207,316
Partners' deficit                                                              (223,672)        (207,200)
                                                                           ------------     ------------
Total liabilities and partners' deficit                                    $        116     $        116
                                                                           ============     ============


                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)

                                                           For the three months ended             For the six months ended
                                                                     June 30,                              June 30,
                                                          -----------------------------         -----------------------------
                                                              1997             1996                 1997             1996
                                                          ------------     ------------         ------------     ------------
Revenues                                                  $         --     $         --         $         --     $         --
Professional fees                                               (7,183)          (5,175)             (13,724)         (13,625)
Other expenses                                                  (1,023)          (1,162)              (2,748)          (2,348)
                                                          ------------     ------------         ------------     ------------
Net loss                                                  $     (8,206)    $     (6,337)        $    (16,472)    $    (15,973)
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of BMCLP on an unconsolidated basis is as follows:

                                                           BALANCE SHEETS
                                                           --------------



                                                                              As of            As of
                                                                             June 30,       December 31,
                                                                               1997             1996
                                                                           -------------    -------------
                                                                            (Unaudited)
Investment in real estate, at cost, net                                    $  81,061,225    $  82,670,172
Current assets                                                                 5,935,550        5,605,708
Other assets                                                                   3,789,563        3,667,575
                                                                           -------------    -------------
Total assets                                                               $  90,786,338    $  91,943,455
                                                                           =============    =============

Current liabilities                                                        $  10,549,473    $  10,462,744
Other liabilities                                                            146,333,438      156,738,148
Partners' deficit                                                            (66,096,573)     (75,257,437)
                                                                           -------------    -------------
Total liabilities and partners' deficit                                    $  90,786,338    $  91,943,455
                                                                           =============    =============


                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)

                                                           For the three months ended             For the six months ended
                                                                     June 30,                              June 30,
                                                          -----------------------------         -----------------------------
                                                              1997             1996                 1997             1996
                                                          ------------     ------------         ------------     ------------
Revenues                                                  $  7,850,106     $  7,401,485         $ 14,412,306     $ 13,773,779
Expenses                                                    (6,344,576)      (6,288,608)         (12,238,320)     (12,285,931)
                                                          ------------     ------------         ------------     ------------
Income before extraordinary item                             1,505,530        1,112,877            2,173,986        1,487,848
Extraordinary item - gain on debt forgiveness                3,485,670        3,537,152            6,986,878        7,053,469
                                                          ------------     ------------         ------------     ------------
  Net income                                              $  4,991,200     $  4,650,029         $  9,160,864     $  8,541,317
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

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at June 30, 1997 and December 31, 1996 was 5.69% and 5.53%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew or cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. During the six months ended June 30, 1997 and 1996, GECC advanced $300,830 and $638,877, respectively, to BMCLP for tenant improvements and leasing costs.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995 through December 1, 1998. As of June 30, 1997 and December 31, 1996, $693,750 and $555,000, respectively, had been deposited into the interest reserve account and is reflected in restricted cash and cash equivalents on the accompanying consolidated balance sheets.

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

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5,000,000 in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of August 4, 1997, no additional advances have been made.

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to BMC. As of both June 30, 1997 and December 31, 1996, balances in the escrow account totalled $273,654.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     In connection with the restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. The Third Mortgage Note bears simple interest at 9%. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any maturity date under the Restated Notes. As of June 30, 1997 and December 31, 1996, accrued interest of $3,184,500 and $3,049,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during the six months ended June 30, 1997.

                        Deferred Gain on Debt Forgiveness
                        ---------------------------------

     BMCLP's outstanding obligation under the Restated First Mortgage Note prior to the restructuring was $178,373,753. The carrying amount of the outstanding principal and accrued interest that was forgiven based on the assignment and subsequent restatement of the First Mortgage Note is presented as deferred gain on debt forgiveness in the accompanying consolidated balance sheets. This amount is being amortized as an extraordinary gain over the remaining term of the Restated First Mortgage Note based on a constant effective yield as required by Statement of Financial Accounting Standards No. 15 (SFAS 15), "Accounting by Debtors and Creditors for Troubled Debt Restructurings".

     Based on the Restated First Mortgage Note s interest rate of 9.94% and 9.78% in effect at June 30, 1997 and December 31, 1996, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $65,168,106 and $67,453,640 at June 30, 1997 and December 31, 1996,
respectively, including additional draws subsequent to the restructuring. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $127,196,237 and $136,886,036 at June 30, 1997 and December 31, 1996,
respectively) SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $62,028,131 and $69,432,396 difference between the carrying value and total future obligation of the debt at June 30, 1997 and December 31, 1996, respectively, was deferred and is being amortized as an extraordinary gain in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure on a quarterly basis the total future obligation for principal and interest based upon changes in the

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the six months ended June 30, 1997, $287,457 was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from increases in the future obligation based on increases in the underlying index. For the six months ended June 30, 1996, $468,780 was reclassified from the Restated First Mortgage Note to the deferred gain on debt forgiveness resulting from decreases in the future obligation based on decreases in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as an extraordinary gain over the remaining term of the Restated First Mortgage Note.

     For the three and six months ended June 30, 1997, amortization of this deferred debt forgiveness amounted to $3,550,635 and $7,116,808, respectively, and $3,602,117 and $7,183,399 for the three and six months ended June 30, 1996, respectively. The amortization of deferred gain is included in the extraordinary item of $3,485,670 and $6,986,878 for the three and six months ended June 30, 1997, respectively, and $3,537,152 and $7,053,469 for the three and six months ended June 30, 1996, respectively, in the accompanying consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $64,965 and $129,930, for the three and six months ended June 30, 1997 and 1996, respectively, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the three and six months ended June 30, 1997 and 1996 amounted to $64,965 and $129,930, respectively, and was added to the principal balance of the Restated Second Mortgage Note.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   RELATED-PARTY TRANSACTIONS

     A summary of indebtedness to affiliates of $1,637,667 and $1,558,144 as of June 30, 1997 and December 31, 1996, respectively, is presented below:


                                                  Additions/
                                                  Accrued
                                Balance at        Interest           Balance at
        Related-Party       December 31, 1996     (Payments)       June 30, 1997
        -------------       -----------------     ---------      -------------------
        CRI                    $   342,558        $  35,205          $   377,763
        CHG                      1,215,586           44,318            1,259,904
                               -----------        ---------          -----------
                               $ 1,558,144        $  79,523          $ 1,637,667
                               ===========        =========          ===========


     The $377,763 and $342,558 due to CRI as of June 30, 1997 and December 31, 1996, respectively, is partially comprised of $107,103 of advances to BMCLP to fund certain payments due on its mortgages with BMCLP's former lender. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, $1,040,285 of the $1,259,904 and $1,215,586 due to CHG as of June 30, 1997 and December 31, 1996, respectively, were advanced to BMCLP to fund certain payments on its mortgage notes with its former lender. The advances from CRI and CHG accrue interest at the prime rate plus 1% in accordance with the Partnership Agreement. As of June 30, 1997, the prime rate was 8.5%.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 3. CRCC received a payment of $50,000 on June 12, 1996 from remaining net cash flow relating to 1995. Additionally, $50,000 was accrued as of December 31, 1996 for fiscal year 1996 management fees in the consolidated balance sheets. This amount was paid on June 30, 1997.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the partnership agreement. No incentive management fee has been incurred or paid for the six months ended June 30, 1997 and 1996.

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

6.   COMMITMENTS AND CONTINGENCIES

Management Agreements
---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a base management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. Management fees paid to Hyatt for the three and six months ended June 30, 1997, were $222,910 and $395,543, respectively, and for the three and six months ended June 30, 1996 were approximately $203,000 and $365,000, respectively.

     BMCLP can terminate the Hotel Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1995 (referred to as the Sixth Full Year), the Owner's Remittance (as defined) is less than the principal and interest payments paid on the first mortgage note (presently the Restated First Mortgage Note), up to a maximum of $6,250,000. This shortfall occurred in 1996 and Hyatt and BMCLP expect it to occur during 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt are negotiating a new Hotel Management Agreement which is expected to have a lower fee. Currently, BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Hotel Management Agreement. Management cannot currently project the impact on the accompanying consolidated financial statements for the outcome of these negotiations.

     Pursuant to the management agreement, Hyatt also provides "chain services" to the Hotel such as promotion services, advertising, centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of June 30, 1997 and December 31, 1996 approximately $217,000 and $134,000, respectively, were recorded as due to Hyatt in the consolidated financial statements. The remaining due to Hyatt balance as of June 30, 1997 and December 31, 1996, consists of approximately $820,000 of incentive management fees earned under its Management Agreement, as discussed above, with BMCLP.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES - Continued

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits within the accompanying financial statements. The reserve balances included in escrows and deposits at June 30, 1997 and December 31, 1996, were approximately $385,000 and $342,000, respectively.

     BMCLP entered into a management agreement with Realty, an affiliate prior to July 1, 1988, of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty is to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. Under the terms of this agreement, Realty received a monthly management fee equal to 4% of all income collected from the operation of the Office Building. Realty had agreed to allow BMCLP to defer payments of all management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt. In connection with the debt restructuring which occurred November 16, 1994, BMC paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total income collected. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the three and six months ended June 30, 1997, were approximately $79,000 and $164,000, respectively, and approximately $94,000 and $212,000 for the three and six months ended June 30, 1996, respectively.

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

     WMATA held a meeting with representatives from Realty on January 31, 1997 to discuss further the details of the refurbishment program. A newly updated repair plan was submitted to Realty in March 1997, with a schedule showing the number of parking spaces which will be affected along with the duration of the construction. This repair work began during July 1997 and is expected to conclude during November 1997. There can be no assurance that the work will end on time.

Audit
-----

     The Partnership and BMCLP have been notified that the 1994 federal income tax return is being examined by the Internal Revenue Service, primarily due to the refinancing of the Notes resulting in cancellation of debt income to the Partnership. Management can not currently project the impact on the accompanying consolidated financial statements of the outcome of the examination.

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

     At June 30, 1997 and December 31, 1996, the Registrant had $116 in available cash.

     During the first six months of 1997, the Registrant recorded a $16,472 increase in total liabilities. The increase in total liabilities includes an increase of $21,447 in loan payable to its Managing General Partner for administrative expenses and a decrease of $4,975 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Registrant owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $1,455,789 and $2,015,128 at June 30, 1997 and December 31, 1996, respectively. BMCLP had restricted cash and cash equivalents of $2,592,007 and $1,801,023 at June 30, 1997 and December 31, 1996, respectively. During the first six months of 1997, unrestricted cash and cash equivalents decreased $559,339 despite net income of $9,160,864. This was largely due to the non-cash gain on debt forgiveness of $6,986,878, net debt and interest payments of $3,384,102, and fixed asset additions and payment of leasing costs of $797,181 and $466,298, respectively, which were offset by depreciation and amortization totaling $2,667,848.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At June 30, 1997, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K does not concur with this amount. As of June 30, 1997 and December 31, 1996, R&K has provided $2,428,760

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


and $2,367,168, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,189,873 and $1,128,281 at June 30, 1997 and December 31, 1996, respectively, and has been added to the original advance amount. For the six months ended June 30, 1997 and 1996, no amounts were advanced to BMCLP for operating deficits because R&K has represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated First and Second Mortgage Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. During the six months ended June 30, 1997 and 1996, GECC advanced $300,830 and $638,877, respectively, to BMCLP for tenant improvements and leasing costs.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the $1,038,654 that was placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses including capital improvements, tenant improvements and leasing commissions of the Development including payments under the Restated Notes. During 1995, BMCLP withdrew $400,000 from the escrow account to help pay the interest due on the Restated Second Mortgage Note and deposited $100,000 to replenish the reserve. During 1996, BMCLP withdrew $715,000 from the escrow account to help pay operating expenses including capital improvements, tenant improvements and leasing commissions and deposited $250,000 to replenish the reserve. As of August 4, 1997, BMCLP has made no withdrawal or deposits. As of both June 30, 1997 and December 31, 1996, balances in the escrow account totalled $273,654.

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

                              Results of Operations
                              ---------------------

Registrant
----------

Three months ended June 30, 1997 in comparison with June 30, 1996
-----------------------------------------------------------------

     The Registrant recorded a net loss for the three months ended June 30, 1997 of $8,206 as compared with a net loss of $6,337 for the corresponding period in 1996. Operating expenses during the second quarter of 1997 were $1,869 higher than 1996 primarily due to the timing of accounting and auditing fees.

Six months ended June 30, 1997 in comparison with June 30, 1996
-----------------------------------------------------------------

     The Registrant recorded a net loss for the six months ended June 30, 1997 of $16,472 as compared with a net loss of $15,973 for the corresponding period in 1996. Operating expenses during the first six months ended June 30, 1997 were $499 higher than 1996 primarily due to an increase in accounting and auditing fees.

Bethesda Metro Center Limited Partnership
-----------------------------------------

Three months ended June 30, 1997 in comparison with June 30, 1996
-----------------------------------------------------------------

     BMCLP's net income for the second quarter of 1997 increased $341,171 or 7% from the corresponding period in 1996, primarily as a result of an increase in room revenue and food and beverage revenue. Contributing to the increase in BMCLP's net income was a decrease in amortization expense due to decreased deferred costs and decreased property operations and maintenance expense. Partially offsetting the increase in BMCLP's net income was a decrease in office, retail and parking revenue, an increase in marketing expense, and an increase in food and beverage expense. Also partially offsetting the increase in BMCLP's net income was a decrease in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate.

     Room revenue increased by $301,434 or 9% from the second quarter of 1996. Hotel occupancy decreased 1% to 87% and the average room rate increased $10 to $124 in the second quarter of 1997 compared to the second quarter of 1996. Food and beverage revenues increased by $191,643 or 14% from the same period last year due to increased food, public room rental and audio visual sales. The increases in room revenue and food and beverage revenues resulted in second quarter gross operating profits which exceeded the same period last year by approximately $397,755 or 18%.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Office building revenue for the second quarter of 1997 decreased $51,902 or 2% from the second quarter of 1996 primarily due to decreased occupancy, decreased rents and reduced parking income. The occupancy of the office building decreased from 98% to 96% as did the rental rate from $24 to $23. The retail and marketplace occupancy decreased from 95% to 84% primarily due to the expiration of two major retail leases during 1997 which were not renewed. The retail and marketplace average rental rate decreased from $34 to $31 during the second quarter of 1997 as compared to 1996 primarily due to decreased rates throughout the market.

     Operating expenses of the office building for the second quarter of 1997 decreased $4,664 or 1% from the second quarter of 1996 primarily due to decreased property operations and maintenance expenses.

Six months ended June 30, 1997 in comparison with June 30, 1996
---------------------------------------------------------------

     BMCLP's net income for the first six months in 1997 increased $619,547 or 7% from the corresponding period in 1996, primarily as a result of an increase in room revenue and food and beverage revenue. Contributing to the increase in BMCLP's net income was a decrease in amortization expense due to decreased deferred costs. Partially offsetting the increase in BMCLP's net income was a decrease in office, retail and parking rental revenue, an increase in interest expense due to interest accrued on GECC advances, and a decrease in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate.

     Room revenue increased by $603,765, or 10% from the first six months of 1996. The Hotel experienced a 3% increase in occupancy to 81% and an $8 increase in average rate to $121 compared to the first six months of 1996. Food and beverage revenues increased by $183,468, or 7% from the same period last year as a result of increased in-room dining and on-premise banquet dining.
Year to date gross operating profits exceeded last year by $673,762 or 19%.

     Office building revenue decreased $138,950 or 3% during the first six months of 1997 compared with the first six months of 1996 primarily due to decreased retail and marketplace occupancy rents and lower office and retail and marketplace rents. The occupancy of the Office Building remained at 96% while the rental rate decreased from $24 in the first six months of 1996 to $23 in the first six months of 1997. The retail and marketplace occupancy decreased from 96% to 83% primarily due to the expiration of two major retail leases during 1997 which were not renewed. The retail and marketplace average rental rate decreased from $36 to $31 primarily due to decreased rates throughout the market.

     Operating expenses for the Office Building for the first six months of 1997 decreased by $33,845, or 3% primarily due to decreased maintenance and contract expenses and decreased utilities expenses.

     The following tables outline pertinent unaudited data regarding the operations of the hotel and office building:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                           OFFICE BUILDING
                                                           ---------------
                                                             (Unaudited)

                                                     For the three months ended             For the six months ended
                                                               June 30,                              June 30,
                                                    -----------------------------         -----------------------------
                                                        1997             1996                 1997             1996
                                                    ------------     ------------         ------------     ------------
Leasing:
-------
Average Space Occupied:
  Office                                                      96%              98%                  96%              96%
  Retail and Marketplace                                      84%              95%                  83%              96%

Average Rental Rate:
  Office                                                     $23              $24                  $23               $24
  Retail and Marketplace                                     $31              $34                  $31               $36

Operations:
----------
Total Income                                        $  2,261,554     $  2,313,456         $  4,500,119     $  4,639,069
Operating Expenses                                      (723,630)        (728,294)          (1,300,169)      (1,334,014)
                                                    ------------     ------------         ------------     ------------
Gross Operating Profits
  (Before Depreciation, Management Fees and
    Other Fixed Costs)                              $  1,537,924     $  1,585,162         $  3,199,950     $  3,305,055
                                                    ============     ============         ============     ============

                                                                HOTEL
                                                           ---------------
                                                             (Unaudited)

                                                     For the three months ended             For the six months ended
                                                               June 30,                              June 30,
                                                    -----------------------------         -----------------------------
                                                        1997             1996                 1997             1996
                                                    ------------     ------------         ------------     ------------
Actual Average Occupancy                                      87%              88%                  81%              78%
Actual Average Room Rate                                    $124             $114                 $121             $113
Room Revenues                                       $  3,787,708     $  3,486,274         $  6,781,582     $  6,177,817
Food & Beverage Revenues                            $  1,579,169     $  1,387,526         $  2,743,871     $  2,560,403
Room Profits                                        $  3,122,081     $  2,810,062         $  5,532,896     $  4,934,537
Food & Beverage Profits                             $    569,745     $    418,884         $    839,780     $    650,654
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                       $  2,628,830     $  2,231,075         $  4,260,164     $  3,586,402


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Partnership, to an extent not currently ascertainable. These factors include, but are not limited to, over building of office, hotel or commercial space; changes in the general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the nearby business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God. Effective July 1, 1996, the local government in Montgomery County, Maryland, where the hotel is located, increased room taxes from 5% to 7% to fund the Montgomery County Conference Center which was expected to be completed in 1999, but the location of this center is now under dispute.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1997.

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


August 7, 1997                     By:  /s/ H. William Willoughby
--------------------                    ---------------------------------
Date                                    H. William Willoughby
                                        President



                                   By:  /s/ Susan R. Campbell
                                        ---------------------------------
                                        Susan R. Campbell
                                        Executive Vice President and
                                          Chief Operating Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically