Form 10-Q
period 1997-09-30
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1997-11-14
CIK 780348

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1997
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
[X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



             Class                      Outstanding at September 30, 1997
----------------------------------      ---------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of September 30, 1997
            and December 31, 1996 . . . . . . . . . . . . . .      1

          Consolidated Statements of Operations - for the
            three and nine months ended September 30, 1997
            and 1996  . . . . . . . . . . . . . . . . . . . .      2-3

          Consolidated Statement of Partners' Deficit - for
            the nine months ended September 30, 1997  . . . .      4

          Consolidated Statements of Cash Flows - for the nine
            months ended September 30, 1997 and 1996  . . . .      5

          Notes to Consolidated Financial Statements  . . . .      6-17


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      18-23

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      24

Signatures    . . . . . . . . . . . . . . . . . . . . . . . .      25

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      26

                     CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                                                                 As of              As of
                                                                                             September 30,       December 31,
                                                                                                 1997               1996
                                                                                             -------------      -------------
                                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                                  $   1,822,634      $   2,015,244
  Restricted cash and cash equivalents                                                           2,037,625          1,801,023
  Accounts receivable, less allowance for doubtful accounts
   of $101,413 and $69,465, respectively                                                         1,346,347            805,499
  Prepaid expenses                                                                               1,018,899            800,282
  Current portion of deferred rent receivable                                                      116,606            116,606
  Inventory and other                                                                               59,075             67,170
                                                                                             -------------      -------------
          Total current assets                                                                   6,401,186          5,605,824
                                                                                             -------------      -------------
Property and equipment:
  Buildings and tenant improvements                                                            123,038,545        122,314,194
  Furniture and equipment                                                                       15,492,022         15,100,621
                                                                                             -------------      -------------
                                                                                               138,530,567        137,414,815
  Less-accumulated depreciation                                                                (58,353,835)       (54,744,643)
                                                                                             -------------      -------------
                                                                                                80,176,732         82,670,172
                                                                                             -------------      -------------
Other assets:
  Deferred charges, less accumulated amortization of
   $3,162,039 and $2,580,996, respectively                                                       2,720,294          2,785,249
  Deferred rent receivable, less reserve of $148,442                                               477,161            477,161
  Escrows and deposits                                                                             454,744            405,165
                                                                                             -------------      -------------
                                                                                                 3,652,199          3,667,575
                                                                                             -------------      -------------
          Total assets                                                                       $  90,230,117      $  91,943,571
                                                                                             =============      =============

















                        The accompanying notes are an integral part of these consolidated financial statements.

                       CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                CONSOLIDATED BALANCE SHEETS

                              LIABILITIES AND PARTNERS' DEFICIT

                                                                                                 As of              As of
                                                                                             September 30,       December 31,
                                                                                                 1997               1996
                                                                                             -------------      -------------
                                                                                              (Unaudited)
Current liabilities:
  Current portion of first mortgage note                                                     $   5,714,823      $   5,759,111
  Accounts payable                                                                                 496,898            566,918
  Accrued expenses                                                                                 913,004            824,142
  Due to affiliates                                                                              1,670,019          1,558,144
  Due to Hyatt                                                                                   1,009,276            953,434
  Due to Realty                                                                                    972,233            972,233
  Other liabilities                                                                                 36,078             36,078
                                                                                             -------------      -------------
          Total current liabilities                                                             10,812,331         10,670,060

First mortgage note                                                                             58,278,391         61,694,529
Second mortgage note                                                                            15,666,033         16,687,805
Third mortgage note                                                                              6,252,000          6,049,500
Due to guarantor of operating deficits                                                           2,459,556          2,367,168
Deferred gain on debt forgiveness                                                               58,459,358         69,432,396
Deferred revenue and security deposits                                                             365,719            506,750
                                                                                             -------------      -------------
          Total liabilities                                                                    152,293,388        167,408,208
                                                                                             -------------      -------------
Commitments and contingencies

Partners' deficit                                                                              (62,063,271)       (75,464,637)
                                                                                             -------------      -------------
          Total liabilities and partners' deficit                                            $  90,230,117      $  91,943,571
                                                                                             =============      =============




















                     The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                                             For the three months ended           For the nine months ended
                                                                    September 30,                        September 30,
                                                            -----------------------------       -----------------------------
                                                                1997             1996               1997             1996
                                                            ------------     ------------       ------------     ------------
Revenue:
  Rooms                                                     $  3,256,438     $  3,038,829       $ 10,038,020     $  9,216,646
  Food and beverage                                            1,228,798        1,136,926          3,972,669        3,697,329
  Telephone                                                      164,761          171,163            481,902          500,029
  Office, retail and parking rentals                           2,289,838        2,327,789          6,789,957        6,966,858
  Other                                                           24,793           14,741             70,800           65,206
                                                            ------------     ------------       ------------     ------------
                                                               6,964,628        6,689,448         21,353,348       20,446,068
                                                            ------------     ------------       ------------     ------------

Departmental expenses:
  Rooms                                                          634,984          598,731          1,883,670        1,842,011
  Food and beverage                                              893,332          885,115          2,797,423        2,794,864
  Telephone                                                      103,018           95,476            303,869          294,070
  Other                                                               --               --                 --              511
                                                            ------------     ------------       ------------     ------------
                                                               1,631,334        1,579,322          4,984,962        4,931,456
                                                            ------------     ------------       ------------     ------------

Other operating expenses:
  Administrative                                                 451,026          420,532          1,343,180        1,282,943
  Marketing                                                      359,170          364,300          1,148,651        1,098,257
  Energy costs                                                   617,491          558,827          1,469,565        1,404,497
  Property operations and maintenance                            462,700          475,977          1,503,968        1,546,968
                                                            ------------     ------------       ------------     ------------
                                                               1,890,387        1,819,636          5,465,364        5,332,665
                                                            ------------     ------------       ------------     ------------
Operating income before other income, fixed
  charges and other deductions and extraordinary item          3,442,907        3,290,490         10,903,022       10,181,947
                                                            ------------     ------------       ------------     ------------
Other income                                                       7,148           11,770             30,734           28,929
                                                            ------------     ------------       ------------     ------------

Fixed charges and other deductions:
  Depreciation                                                 1,203,064        1,209,514          3,609,192        3,628,542
  Amortization                                                   130,860          197,667            392,580          593,001
  Interest expense                                               229,833          188,842            677,158          566,835
  Management fees                                                285,072          257,733            844,946          834,527
  Real estate and personal property taxes                        237,468          255,978            746,211          820,319
  Ground rent                                                    400,000          400,000          1,200,000        1,200,000
  Other                                                          163,999          134,181            506,396          437,432
                                                            ------------     ------------       ------------     ------------
                                                               2,650,296        2,643,915          7,976,483        8,080,656
                                                            ------------     ------------       ------------     ------------
Net income before extraordinary item                             799,759          658,345          2,957,273        2,130,220


                     The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                    (Unaudited)

                                                             For the three months ended           For the nine months ended
                                                                     September 30,                        September 30,
                                                            -----------------------------       -----------------------------
                                                                1997             1996               1997             1996
                                                            ------------     ------------       ------------     ------------
Extraordinary item-gain on debt forgiveness                    3,457,215        3,516,674         10,444,093       10,570,143
                                                            ------------     ------------       ------------     ------------
Net income                                                     4,256,974        4,175,019         13,401,366       12,700,363

Total income attributed to minority interest                  (4,265,436)      (4,183,281)       (13,426,300)     (12,724,598)
                                                            ------------     ------------       ------------     ------------
Net loss attributed to Partnership                          $     (8,462)    $     (8,262)      $    (24,934)    $    (24,235)
                                                            ============     ============       ============     ============

Net loss allocated to General
   Partners and affiliated Initial
   Limited Partner (1.01%)                                  $        (85)    $        (84)      $       (252)    $       (245)
                                                            ============     ============       ============     ============
Net loss allocated to Additional
   Limited Partners (98.99%)                                $     (8,377)    $     (8,178)      $    (24,682)    $    (23,990)
                                                            ============     ============       ============     ============
Net loss per unit of Additional Limited
   Partnership interest                                     $     (13.96)    $     (13.63)      $     (41.14)    $     (39.98)
                                                            ============     ============       ============     ============
Additional Limited Partnership units
  issued and outstanding                                             600              600                600              600
                                                            ============     ============       ============     ============
























                     The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT

                     For the nine months ended September 30, 1997

                                     (Unaudited)


                                                                             Losses not
                                             General         Limited         Allocable
                                             Partners        Partners        to Partners           Total
                                             ---------       --------       -------------      -------------
Balance, December 31, 1996                   $(529,378)      $322,178       $ (75,257,437)     $ (75,464,637)

  Net loss attributed to Partnership              (252)       (24,682)                 --            (24,934)

  Total income attributed to minority
   interest                                         --             --          13,426,300         13,426,300
                                             ---------       --------       -------------      -------------
Balance, September 30, 1997                  $(529,630)      $297,496       $ (61,831,137)     $ (62,063,271)
                                             =========       ========       =============      =============



































                    The accompanying notes are an integral part of these consolidated financial statements.

                   CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                                             For the nine months ended
                                                                                                    September 30,
                                                                                          -------------------------------
                                                                                              1997               1996
                                                                                          ------------       ------------
Cash flows from operating activities:
  Net income                                                                              $ 13,401,366       $ 12,700,363

  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                              3,609,192          3,628,542
   Amortization                                                                                392,580            593,001
   Extraordinary item-gain on debt forgiveness                                             (10,444,093)       (10,570,143)
   Interest expense related to the amortization of financing costs                             188,463            188,463
   Net interest expense added to debt                                                          294,888            294,888
   Interest payments treated as a reduction in mortgage debt                                (4,678,636)        (4,722,239)
   Changes in assets and liabilities:
     (Increase) decrease in restricted cash and cash equivalents                              (236,602)           402,439
     (Increase) decrease in accounts receivable, net                                          (540,848)            30,099
     Increase in prepaid expenses                                                             (218,617)          (207,230)
     Decrease in inventory and other                                                             8,095             10,567
     Increase in escrows and deposits                                                          (49,579)          (306,059)
     (Decrease) increase in accounts payable                                                   (70,020)           107,326
     Increase in accrued expenses                                                               88,862             82,049
     Increase (decrease) in due to Hyatt                                                        55,842            (58,850)
     Increase in other liabilities                                                                  --              1,500
     Decrease in deferred revenue and security deposits                                       (141,031)           (92,349)
                                                                                          ------------       ------------
        Net cash provided by operating activities                                            1,659,862          2,082,367
                                                                                          ------------       ------------
Cash flows from investing activities:
  Purchase of building improvements                                                           (724,351)          (711,748)
  Purchase of furniture and equipment                                                         (391,401)          (244,703)
  Payment of leasing costs                                                                    (516,088)          (908,812)
                                                                                          ------------       ------------
        Net cash used in investing activities                                               (1,631,840)        (1,865,263)
                                                                                          ------------       ------------
Cash flows from financing activities:
  Net payment of debt                                                                         (332,507)          (336,120)
  Proceeds from advances from affiliates                                                       111,875            109,443
                                                                                          ------------       ------------
        Net cash used in financing activities                                                 (220,632)          (226,677)
                                                                                          ------------       ------------
Net decrease in cash and cash equivalents                                                     (192,610)            (9,573)
Cash and cash equivalents, beginning of period                                               2,015,244          1,351,524
                                                                                          ------------       ------------
Cash and cash equivalents, end of period                                                  $  1,822,634       $  1,341,951
                                                                                          ============       ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                $  4,678,636       $  4,722,239
                                                                                          ============       ============

                     The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Income Properties-C Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of September 30, 1997 and December 31, 1996 and the results of its consolidated operations for the three and nine months ended September 30, 1997 and 1996 and its consolidated cash flows for the nine months ended September 30, 1997 and 1996.

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

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. The results for the three and nine months in the period ended September 30, 1997 are not necessarily indicative of the results expected for the entire year.

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

     CRI, as Managing General Partner of the Partnership, has a 0.01% general partner interest. Other general partner interests, which total 0.99%, are held by three individuals affiliated (or formerly affiliated) with CRI. The total limited partner interest of 99% is comprised of i) 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and
ii) 98.99% widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP's former first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying unaudited financial statements as of September 30, 1997 and December 31, 1996 and for each of the three-month and nine-month periods ended September 30, 1997 and 1996 have been consolidated with BMCLP.

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

     Therefore, of the total partners deficit of $62,077,574 and $75,464,637 as of September 30, 1997 and December 31, 1996, respectively, $61,848,040 and $75,257,437, respectively, are not attributable to the partners of the Partnership. The amounts are comprised of cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 of $77,472,839, and cumulative net BMCLP income of $15,624,799, and $2,215,402 as of September 30, 1997 and December 31, 1996, respectively. BMCLP losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership invested $42,500,100 in cash in BMCLP through September 30, 1997, to acquire a 92.5% limited partnership interest. BMCLP losses before June 15, 1992, were not recorded in the accompanying financial statements of the Partnership since cumulative BMCLP losses exceeded the Partnership's investment in 1992. Prior to June 15, 1992, the Partnership's investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, subsequent to June 15, 1992, the Partnership's investment in BMCLP has been consolidated in the accompanying financial statements (see Note 2).

     Condensed financial information of the Partnership on an unconsolidated basis is as follows:

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued


                                                           BALANCE SHEETS
                                                           --------------

                                                                                                  As of             As of
                                                                                               September 30,     December 31,
                                                                                                  1997              1996
                                                                                               ------------      ------------
                                                                                                (Unaudited)
Total assets                                                                                   $        116      $        116
                                                                                               ============      ============

Total liabilities                                                                              $    232,250      $    207,316
Partners' deficit                                                                                  (232,134)         (207,200)
                                                                                               ------------      ------------
Total liabilities and partners' deficit                                                        $        116      $        116
                                                                                               ============      ============


                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)

                                                             For the three months ended          For the nine months ended
                                                                     September 30,                      September 30,
                                                            -----------------------------      -----------------------------
                                                                1997             1996              1997             1996
                                                            ------------     ------------      ------------     ------------
Professional fees                                           $      5,250     $      4,925      $     18,974     $     18,550
Other expenses                                                     3,212            3,337             5,960            5,685
                                                            ------------     ------------      ------------     ------------
  Net loss                                                  $      8,462     $      8,262      $     24,934     $     24,235
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of BMCLP on an unconsolidated basis is as follows:

                                                           BALANCE SHEETS
                                                           --------------


                                                                                                  As of             As of
                                                                                               September 30,     December 31,
                                                                                                  1997               1996
                                                                                               -------------     -------------
                                                                                                (Unaudited)
Investment in real estate, at cost, net                                                        $  80,176,732     $  82,670,172
Current assets                                                                                     6,401,070         5,605,708
Other assets                                                                                       3,652,199         3,667,575
                                                                                               -------------     -------------
     Total assets                                                                              $  90,230,001     $  91,943,455
                                                                                               =============     =============

Current liabilities                                                                            $  10,580,081     $  10,462,744
Other liabilities                                                                                141,481,057       156,738,148
Partners' deficit                                                                                (61,831,137)      (75,257,437)
                                                                                               -------------     -------------
     Total liabilities and partners' deficit                                                   $  90,230,001     $  91,943,455
                                                                                               =============     =============


                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)


                                                             For the three months ended          For the nine months ended
                                                                    September 30,                       September 30,
                                                            -----------------------------      -----------------------------
                                                                1997             1996              1997             1996
                                                            ------------     ------------      ------------     ------------
Revenue                                                     $  6,971,776     $  6,701,218      $ 21,384,082     $ 20,474,997
Expenses                                                      (6,163,555)      (6,034,611)      (18,401,875)     (18,320,542)
                                                            ------------     ------------      ------------     ------------
Net income before extraordinary item                             808,221          666,607         2,982,207        2,154,455
Extraordinary gain - debt forgiveness                          3,457,215        3,516,674        10,444,093       10,570,143
                                                            ------------     ------------      ------------     ------------
  Net income                                                $  4,265,436     $  4,183,281      $ 13,426,300     $ 12,724,598
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

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at September 30, 1997 and December 31, 1996 was 5.69% and 5.53%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew or cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. During the nine months ended September 30, 1997 and 1996, GECC advanced $535,899 and $638,877, respectively, to BMCLP for tenant improvements and leasing costs.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995 through December 1, 1998. As of September 30, 1997 and December 31, 1996, $763,125 and $555,000,
respectively, had been deposited into the interest reserve account and is reflected in restricted cash and cash equivalents on the accompanying consolidated balance sheets.

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

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5,000,000 in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of November 10, 1997, no additional advances have been made.

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to BMC. As of both September 30, 1997 and December 31, 1996, balances in the escrow account totalled $273,654.

     In connection with the restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. The Third Mortgage Note bears simple interest at 9%. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

due thereunder; or (iii) one day later than the later of any maturity date under the Restated Notes. As of September 30, 1997 and December 31, 1996, accrued interest of approximately $3,252,000 and $3,049,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during the nine months ended September 30, 1997 or 1996.

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

     Based on the Restated First Mortgage Note s interest rate of 9.94% and 9.78% in effect at September 30, 1997 and December 31, 1996, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $63,993,214 and $67,453,640 at September 30, 1997 and December 31, 1996, respectively, including additional draws subsequent to the restructuring. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $122,452,572 and $136,886,036 at September 30, 1997 and December 31,
1996, respectively) SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $58,459,358 and $69,432,396 difference between the carrying value and total future obligation of the debt at September 30, 1997 and December 31, 1996, respectively, was deferred and is being amortized as an extraordinary gain in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure on a quarterly basis the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the nine months ended September 30, 1997, $334,050 was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from increases in the future obligation based on increases in the underlying index. For the nine months ended September 30, 1996, $461,411 was reclassified from the Restated First Mortgage Note to the deferred gain on debt forgiveness resulting from decreases in the future obligation based on decreases in the

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

underlying index. The adjusted deferred gain on debt forgiveness will be amortized as an extraordinary gain over the remaining term of the Restated First Mortgage Note.

     For the three and nine months ended September 30, 1997, amortization of this deferred debt forgiveness amounted to $3,522,180 and $10,638,988, respectively, and $3,581,639 and $10,765,038 for the three and nine months ended September 30, 1996, respectively. The amortization of deferred gain is included in the extraordinary item of $3,457,215 and $10,444,093 for the three and nine months ended September 30, 1997, respectively, and $3,516,674 and $10,570,143 for the three and nine months ended September 30, 1996, respectively, in the accompanying consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $64,965 and $194,895, for the three and nine months ended September 30, 1997 and 1996, respectively, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the three and nine months ended September 30, 1997 and 1996 amounted to $64,965 and $194,895, respectively, and was added to the principal balance of the Restated Second Mortgage Note.

4.   RELATED-PARTY TRANSACTIONS

     A summary of indebtedness to affiliates of $1,670,019 and $1,558,144 as of September 30, 1997 and December 31, 1996, respectively, is presented below:

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   RELATED-PARTY TRANSACTIONS - Continued


                                                  Additions/
                                                  Accrued
                                Balance at        Interest           Balance at
        Related-Party       December 31, 1996     (Payments)     September 30, 1997
        -------------       -----------------     ---------      -------------------
        CRI                    $   342,558        $  45,398          $   387,956
        CHG                      1,215,586           66,477            1,282,063
                               -----------        ---------          -----------
                               $ 1,558,144        $ 111,875          $ 1,670,019
                               ===========        =========          ===========


     The $387,956 and $342,558 due to CRI as of September 30, 1997 and December 31, 1996, respectively, is partially comprised of $107,103 of advances to BMCLP to fund certain payments due on its mortgages with BMCLP's former lender. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, $1,040,285 of the $1,282,063 and $1,215,586 due to CHG as of September 30, 1997 and December 31, 1996, respectively, were advanced to BMCLP to fund certain payments on its mortgage notes with its former lender. The advances from CRI and CHG accrue interest at the prime rate plus 1% in accordance with the Partnership Agreement. As of September 30, 1997, the prime rate was 8.5%.

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

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the partnership agreement. No incentive management fee has been incurred or paid for the nine months ended September 30, 1997 and 1996.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES

Management Agreements
---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a base management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. Management fees paid to Hyatt for the three and nine months ended September 30, 1997, were $186,992 and $582,535, respectively, and for the three and nine months ended September 30, 1996 were approximately $174,000 and $539,000, respectively.

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

     Pursuant to the management agreement, Hyatt also provides "chain services" to the Hotel such as promotion services, advertising, centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of September 30, 1997 and December 31, 1996 approximately $189,000 and $134,000, respectively, were recorded as due to Hyatt in the consolidated financial statements. The remaining due to Hyatt balance as of September 30, 1997 and December 31, 1996, consists of approximately $820,000 of incentive management fees earned under its Management Agreement, as discussed above, with BMCLP.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits within the accompanying financial statements. The reserve balances included in escrows and deposits at September 30, 1997 and December 31, 1996, were approximately $389,500 and $342,000, respectively.

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

collected from the operation of the Office Building. Realty had agreed to allow BMCLP to defer payments of all management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt. In connection with the debt restructuring which occurred November 16, 1994, BMC (the holder of the Restated Second Mortgage Note) paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total income collected. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the three and nine months ended September 30, 1997, were approximately $98,000 and $262,000, respectively, and approximately $83,000 and $295,000 for the three and nine months ended September 30, 1996, respectively.

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

     WMATA held a meeting with representatives from Realty on January 31, 1997 to discuss further the details of the refurbishment program. A newly updated repair plan was submitted to Realty in March 1997, with a schedule showing the number of parking spaces which will be affected along with the duration of the construction. This repair work began during July 1997 and is expected to conclude by the end of November 1997. There can be no assurance that the work will end on time.

Audit
-----

     The Partnership and BMCLP have been notified that the 1994 federal income tax return is being examined by the Internal Revenue Service, primarily due to

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES - Continued

the refinancing of the Notes resulting in cancellation of debt income to the Partnership. Management cannot currently project the impact on the accompanying consolidated financial statements of the outcome of the examination.

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

     At September 30, 1997 and December 31, 1996, the Registrant had $116 in available cash.

     During the first nine months of 1997, the Registrant recorded a $24,934 increase in total liabilities. The increase in total liabilities includes an increase of $24,659 in loan payable to its Managing General Partner for administrative expenses and an increase of $275 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Registrant owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $1,822,518 and $2,015,128 at September 30, 1997 and December 31, 1996, respectively. BMCLP had restricted cash and cash equivalents of $2,037,625 and $1,801,023 at September 30, 1997 and December 31, 1996, respectively. During the first nine months of 1997, unrestricted cash and cash equivalents decreased $192,610 despite net income of $13,409,397. This was largely due to the non-cash gain on debt forgiveness of $10,444,093, net debt and interest payments of $5,011,143, fixed asset additions and payment of leasing costs of $1,115,752 and $516,088, respectively, and a $540,848 increase in accounts receivable, which were offset by depreciation and amortization totaling $4,001,772.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At September 30, 1997, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K does not

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


concur with this amount. As of September 30, 1997 and December 31, 1996, R&K has provided $2,459,556 and $2,367,168, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,220,669 and $1,128,281 at September 30, 1997 and December 31, 1996,
respectively, and has been added to the original advance amount. For the nine months ended September 30, 1997 and 1996, no amounts were advanced to BMCLP for operating deficits because R&K has represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated First and Second Mortgage Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. During the nine months ended September 30, 1997 and 1996, GECC advanced $535,899 and $638,877, respectively, to BMCLP for tenant improvements and leasing costs.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the $1,038,654 that was placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses including capital improvements, tenant improvements and leasing commissions of the Development including payments under the Restated Notes. During 1995, BMCLP withdrew $400,000 from the escrow account to help pay the interest due on the Restated Second Mortgage Note and deposited $100,000 to replenish the reserve. During 1996, BMCLP withdrew $715,000 from the escrow account to help pay operating expenses including capital improvements, tenant improvements and leasing commissions and deposited $250,000 to replenish the reserve. As of November 10, 1997, BMCLP has made no withdrawals or deposits during 1997. As of both September 30, 1997 and December 31, 1996, balances in the escrow account totalled $273,654.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                              Results of Operations
                              ---------------------

Registrant
----------

Three months ended September 30, 1997 in comparison with September 30, 1996
---------------------------------------------------------------------------

     The Registrant recorded a net loss for the three months ended September 30, 1997 of $8,462 compared to a net loss of $8,262 for the corresponding period in 1996. Operating expenses during the third quarter of 1997 were $200 higher than 1996 primarily due to an increase in professional fees.

Nine months ended September 30, 1997 in comparison with September 30, 1996
----------------------------------------------------------------------------

     The Registrant recorded a net loss for the nine months ended September 30, 1997 of $24,934 compared to a net loss of $24,235 for the corresponding period in 1996. Operating expenses during the first nine months ended September 30, 1997 were $699 higher than 1996 primarily due to an increase in professional fees.

Bethesda Metro Center Limited Partnership
-----------------------------------------

Three months ended September 30, 1997 in comparison with September 30, 1996
----------------------------------------------------------------------------

     BMCLP's net income for the third quarter of 1997 increased $82,155 or 2% from the corresponding period in 1996, primarily as a result of an increase in room revenue and food and beverage revenue. Contributing to the increase in BMCLP's net income was a decrease in amortization expense due to decreased deferred costs. Partially offsetting the increase in BMCLP's net income was an increase in energy costs, an increase in interest expense, a decrease in office, retail and parking revenue, an increase in rooms expense and an increase in administrative and other expenses. Also partially offsetting the increase in BMCLP's net income was a decrease in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate.

     Room revenue increased by $217,609 or 7% from the third quarter of 1996. Hotel occupancy increased 1% to 80% and the average room rate increased $6 to $115 in the third quarter of 1997 compared to the third quarter of 1996. Food and beverage revenues increased by $91,871 or 8% from the same period last year due to increased food and audio-visual sales. Rooms expense increased $36,253 or 6% from the same period last year due to increased laundry, dry cleaning and reservation costs. Hotel energy expense increased $48,075 or 20% from the same period last year due to a rate increase for water and increased fuel and gas expenses due to increased occupancy. Hotel property operations and maintenance expense increased $19,193 or 10% from the same period last year primarily due to employee relocation costs. The increases in room revenue and food and beverage revenue offset by the increases in rooms expense, energy expense and property operations and maintenance expense resulted in third quarter gross operating profits which exceeded the same period last year by approximately $191,096 or 12%.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Office building revenue for the third quarter of 1997 decreased $37,951 or 2% from the third quarter of 1996 primarily due to decreased occupancy, decreased rents and reduced parking income. The occupancy of the office building decreased from 99% to 98% while the rental rate remained at $24. The retail and marketplace occupancy decreased from 93% to 86% primarily due to the expiration of two major retail leases during 1997 which were not renewed. The retail and marketplace average rental rate decreased from $33 to $31 during the third quarter of 1997 compared to 1996 primarily due to decreased rates throughout the market.

     Operating expenses of the office building for the third quarter of 1997 increased $727 or 0.1% from the third quarter of 1996.

Nine months ended September 30, 1997 in comparison with September 30, 1996
--------------------------------------------------------------------------

     BMCLP's net income for the first nine months in 1997 increased $701,702 or 6% from the corresponding period in 1996, primarily as a result of an increase in room revenue and food and beverage revenue. Contributing to the increase in BMCLP's net income was a decrease in amortization expense due to decreased deferred costs. Partially offsetting the increase in BMCLP's net income was a decrease in office, retail and parking rental revenue, an increase in interest expense due to interest accrued on GECC advances, a decrease in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate and an increase in energy costs, administrative and other expenses.

     Room revenue increased by $821,374 or 9% from the first nine months of 1996. The Hotel experienced a 2% increase in occupancy to 81% and a $7 increase in average rate to $119 compared to the first nine months of 1996. Food and beverage revenues increased by $275,340, or 7% from the same period last year as a result of increased in-room dining, on-premise banquet dining, and off-premise banquet dining. Hotel energy expense and rooms expense increased $59,095 or 10%, and $41,659 or 2%, respectively, as discussed above. Marketing expenses increased $50,394 or 5% due to increased travel agent commissions and sales promotions. Hotel administrative expenses increased $35,704 or 4% due to increased payroll costs and credit card commissions. Year to date gross operating profits exceeded last year by $864,858 or 16%.

     Office building revenue decreased $176,901 or 3% during the first nine months of 1997 compared with the first nine months of 1996 primarily due to decreased office, retail and marketplace occupancy rates, and lower retail and marketplace rents. The occupancy of the Office Building decreased from 97% to 96% while the rental rate remained at $24 for the first nine months of 1996 and 1997. The retail and marketplace occupancy decreased from 95% to 84% primarily due to the expiration of two major retail leases during 1997 which were not renewed. The retail and marketplace average rental rate decreased from $35 to $31 primarily due to decreased rates throughout the market.

     Operating expenses for the Office Building for the first nine months of 1997 decreased by $33,118, or 2% primarily due to decreased maintenance offset by higher administrative costs.

     The following tables outline pertinent unaudited data regarding the operations of the hotel and office building:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                           OFFICE BUILDING
                                                           ---------------
                                                             (Unaudited)

                                                           For the three months ended           For the nine months ended
                                                                  September 30,                        September 30,
                                                          -----------------------------       -----------------------------
                                                              1997             1996               1997             1996
                                                          ------------     ------------       ------------     ------------
Leasing:
-------
Average Space Occupied:
  Office                                                            98%              99%                96%              97%
  Retail and Marketplace                                            86%              93%                84%              95%

Average Rental Rate:
  Office                                                           $24              $24                $24               $24
  Retail and Marketplace                                           $31              $33                $31               $35

Operations:
----------
Total Income                                              $  2,289,838     $  2,327,789       $  6,789,957     $  6,966,858
Operating Expenses                                            (699,720)        (698,993)        (1,999,889)      (2,033,007)
                                                          ------------     ------------       ------------     ------------
Gross Operating Profits
  (Before Depreciation, Management Fees and
    Other Fixed Costs)                                    $  1,590,118     $  1,628,796       $  4,790,068     $  4,933,851
                                                          ============     ============       ============     ============


                                                                HOTEL
                                                           ---------------
                                                             (Unaudited)

                                                           For the three months ended           For the nine months ended
                                                                  September 30,                        September 30,
                                                          -----------------------------       -----------------------------
                                                              1997             1996               1997             1996
                                                          ------------     ------------       ------------     ------------
Actual Average Occupancy                                            80%              79%                81%              79%
Actual Average Room Rate                                          $115             $109               $119             $112
Room Revenues                                             $  3,256,438     $  3,038,829       $ 10,038,020     $  9,216,646
Food & Beverage Revenues                                  $  1,228,798     $  1,136,926       $  3,972,669     $  3,697,329
Room Profits                                              $  2,621,454     $  2,440,098       $  8,154,350     $  7,374,635
Food & Beverage Profits                                   $    335,466     $    251,811       $  1,175,246     $    902,465
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                             $  1,852,790     $  1,661,694       $  6,112,954     $  5,248,096


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

     In addition, Hotel occupancy and room rates may be adversely affected by a downturn in the business cycle or by shortages of gasoline or increases in the price of gasoline, increases in airline fare rates or the curtailment of airline service, or other constraints upon travel. Furthermore, in the event mortgage payment and/or tax assessment obligations are not met, the Partnership may sustain a loss of its equity investment as a result of foreclosure on the Restated First or Second Mortgage Notes and/or a tax sale.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1997.

     All other items are not applicable.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP
                                 (Registrant)


                              By:  CRI, Inc.
                                   General Partner


November 14, 1997                  By:  /s/ Michael J. Tuszka
-----------------                       ---------------------------------
Date                                    Michael J. Tuszka
                                        Vice President/Chief Accounting
                                          Officer of CRI, Inc., and
                                          signing on behalf of the
                                          Registrant as Chief Accounting
                                          Officer, Principal Financial
                                          and Principal Accounting
                                          Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically