Form 10-K
period 1997-12-31
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1998-03-31
CIK 780348

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         1997 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----
                                     PART I
                                     ------

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .    I-1
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . .    I-2
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .    I-14
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . . . . .    I-14


                                     PART II
                                     -------

Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters . . . . . . . . .    II-1
Item 6.   Selected Financial Data-Registrant  . . . . . . . .    II-2
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . .    II-3
Item 8.   Financial Statements and Supplementary Data . . . .    II-9
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures . . . . .    II-9


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . . . . .    III-1
Item 11.  Executive Compensation  . . . . . . . . . . . . . .    III-3
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . . . . .    III-6
Item 13.  Certain Relationships and Related Transactions .  .    III-7


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . . . . .    IV-1

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

     The Partnership made all of its payments of capital contributions totaling $42,500,100 to BMCLP in nine installments commencing in December 1985 and ending in March 1990 in return for a 92.5% limited partnership interest in BMCLP. Such capital contributions were funded with the proceeds of the Investors' capital contributions to the Partnership. Effective June 15, 1992 the Investors voted, in connection with a loan modification, to remove the managing general partners of BMCLP and to make an affiliate of the Managing General Partner of the Partnership the managing general partner of BMCLP. The affiliate of the Managing General Partner of the Partnership is able to exercise significant control over the operating, financing and investing activities of BMCLP. Accordingly, effective June 15, 1992, the Partnership commenced reporting of its financial statements on a consolidated basis of accounting for its investment in BMCLP. Prior to the assumption by an affiliate of the Partnership of the managing general partner duties, the Partnership recorded its investment in BMCLP under the equity method.

     BMCLP was organized on November 30, 1981 and owns and operates the Development. The Development consists of a 381-room hotel known as the Hyatt

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

Regency Bethesda (the Hotel), an office building including The Market at Bethesda Metro, which contains approximately 336,000 square feet of net rentable office space and 18,000 square feet of net rentable retail space, known as Bethesda Metro Office Building, a parking garage and an outdoor plaza with cafes, fountains and a performing arts center that converts into an ice skating rink in the winter months (collectively, the Office Building). The Development is located on top of the subway station in downtown Bethesda, Maryland, on approximately 3.5 acres of land leased from the Washington Metropolitan Area Transit Authority (WMATA). The five floors of underground parking, with a total of approximately 1,300 parking spaces, allow direct access to the Office Building.

     The Partnership has four general partners, C.R.I., Inc. (CRI), William B. Dockser, Martin C. Schwartzberg and H. William Willoughby (the General Partners), one affiliated initial limited partner, CRICO-Bethesda Growth Partners Limited Partnership, and 700 Investors. The Managing General Partner of the Partnership is CRI. Martin C. Schwartzberg retired from CRI and its affiliated business effective January 1, 1996 and has had no role in management of the Partnership since then. The Partnership is a limited partnership owning a 92.5% limited partner interest in BMCLP. The other limited partners of BMCLP are Alan I. Kay, Allen E. Rozansky (Special Limited Partners) and R & K Bethesda Metro Limited Partnership. C.R.C.C. of Bethesda, Inc. (CRCC), an affiliate of CRI, acts as BMCLP's managing general partner.

     The Hotel is managed by the Hyatt Corporation (Hyatt) and the Office Building is managed by Realty Management Company, a former affiliate of one of the Special Limited Partners.


ITEM 2.   PROPERTIES
          ----------
                                    THE HOTEL
                                    ---------

     The Hotel is a 12-story, 381 room luxury hotel which includes 13 suites, 181 king-bedded rooms, 11 queen-bedded rooms and 176 double-bedded rooms, with a 120-foot high central atrium lobby. The Hotel has a 104-seat restaurant and a lobby bar, and contains two levels of convention, meeting and banquet facilities. The 7,300 square foot Crystal Ballroom can accommodate over 480 people school-room style and seat approximately 700 people for banquets. There are thirteen additional conference rooms capable of accommodating from 30-150 people for banquets and from 40-200 people for receptions. In addition, there are two executive conference rooms.

                               THE OFFICE BUILDING
                               -------------------

     The Office Building is a 17-story deluxe office building featuring a lobby atrium garden and a 130-foot hanging sculpture, with The Market at Bethesda Metro, a glass enclosed retail pavilion of European design containing three levels of shopping, restaurants, convenience stores, services and offices, connected to it at the plaza level. An outdoor plaza offers year-round activities. In the winter months, an outdoor ice arena is centrally located in the plaza. During the warmer months, the ice arena converts into an outdoor eating plaza and performing arts center, where outdoor cafes, vendors,

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

sculptures, fountains and various activities are located. The Office Building is managed by Realty Management Company (Realty), a former affiliate of one of the Special Limited Partners.

                                 THE LAND LEASE
                                 --------------

     BMCLP entered into a non-recourse Land Lease with WMATA, dated December 1, 1981, pursuant to which BMCLP leases the land on which the Development is built, for a term of 50 years, renewable at the option of BMCLP for an additional term of 49 years.

     As of December 1, 1985 and continuing throughout the remainder of the initial lease term, BMCLP is required to pay WMATA a minimum annual rental of $1,600,000 in equal quarterly installments in advance. Further, BMCLP is obligated to pay WMATA additional rent in an amount equal to 7.5% of all Gross Income (which is defined in the Land Lease as gross receipts) in excess of $31,000,000, commencing in calendar year 1986 and payable within 90 days of the end of the calendar year to which each payment relates. In 1997, total land lease rental payments of $1,600,000 were made; no additional rent was due or paid for 1997, 1996, or 1995.

     WMATA may terminate the Land Lease at least thirty (30) days after giving BMCLP notice if (1) BMCLP fails to make a payment of minimum or additional rent for 30 days after notice of such failure from WMATA or (2) BMCLP fails to perform any other covenants contained in the Land Lease for 60 days after notice of such failure from WMATA. No such default notices have been received.

     BMCLP constructed its buildings on land it leases from WMATA. WMATA asserted claims against BMCLP concerning the deterioration of the concrete slab in areas that WMATA has used as a bus terminal and Kiss & Ride area since 1985. WMATA asserted that the deterioration was due to construction defects, but BMCLP took the position that the deterioration was due to improper maintenance. The deterioration reached the point that BMCLP's parking garage, which underlies the concrete slab, could have been damaged. Accordingly, although BMCLP denied any legal liability for the repair of the concrete slab, it agreed to contribute $100,000 toward repair of the deck in exchange for a full release of any and all claims WMATA may have with respect to the design and construction issues. The estimated cost for repair was approximately $1,000,000, of which WMATA paid all but the $100,000 contributed by BMCLP. BMCLP negotiated a release with WMATA, and in July 1996 submitted it together with the $100,000. On September 26, 1996 the release and a settlement agreement were signed, thus releasing BMCLP from any liability over $100,000. At such time, the $100,000 was transferred to WMATA. The settlement agreement specifies work to be performed and WMATA's use of BMCLP's parking garage space for structural shoring during its repairs of the overhead concrete deck. The repair work began during July 1997 and was concluded during early 1998.

                          MANAGEMENT OF THE DEVELOPMENT
                          -----------------------------

Hotel Management
----------------

     Hyatt manages the Hotel under the name of Hyatt Regency Bethesda, in accordance with the terms and conditions of the Hotel Management Agreement dated March 1, 1982. The Hotel Management Agreement will expire on December 31, 2015,

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

unless earlier terminated in accordance with its terms. Hyatt is given substantial control and discretion in the operation of the Hotel, including the right on behalf of BMCLP to negotiate all agreements necessary to the operation of the Hotel and the right to determine the charges for rooms, entertainment, food and beverages, to determine labor policies, and to conduct all phases of promotion and publicity relating to the Hotel.

     Pursuant to the Hotel Management Agreement, Hyatt also provides "chain services" to the Hotel consisting of: (1) convention, business and sales promotion services, (2) advertising, publicity and public relations services,
(3) food and beverage, personnel and other departmental supervision and control services, and (4) centralized reservations services, for which BMCLP is to pay its allocable share of the Hyatt expenses.

     Hyatt will be relieved of its obligation to operate the Hotel as a first-class hotel and may, in addition, terminate the Hotel Management
Agreement: (1) if prevented from performing its obligations by events beyond Hyatt's control, (2) in the event of a breach by BMCLP of any provision of the Hotel Management Agreement, or (3) if there is a limitation on Hyatt's ability to expend funds for the Hotel, such as would result from BMCLP's failure to provide adequate working capital or replacement reserves, as required under the Hotel Management Agreement.

     The Hotel Management Agreement places the following financial obligations on BMCLP.

     (1) BMCLP must set aside 3% of gross receipts (as defined in the Hotel Management Agreement as all revenues and income of any kind from the Hotel) as a reserve for the replacement of the Hotel's furnishings and equipment.

     (2) BMCLP must assure that there is sufficient working capital on hand to make timely payment of all current obligations of the Hotel (including the annual management fee) and to assure the uninterrupted and efficient operation of the Hotel as a first class hotel development.

     (3) BMCLP must reimburse Hyatt for the Hotel's pro rata share of Hyatt's reservation expenses incurred in providing the chain services.

     (4) BMCLP must pay Hyatt an annual management fee of (i) a basic fee, equal to 4%, as set forth below, of the gross receipts of the Hotel, and (ii) a contingent incentive fee equal to the amount by which 20% of the profit, before management fees, for such fiscal year exceeds the basic fee payable for such fiscal year.

As of December 31, 1997 the above financial obligations were met by BMCLP. By agreement, the basic fee was reduced to 3% for the period December 31, 1991, to December 31, 1995; as of January 1, 1996, the basic management fee returned to 4%. Management fees paid to Hyatt for the years ended December 31, 1997, 1996 and 1995 were approximately $788,000, $734,000 and $520,000, respectively; the incentive fees earned for the years ended December 31, 1997, 1996 and 1995 were approximately $466,000, $356,000 and $232,000, respectively.

     BMCLP can terminate the Hotel Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1995 (referred to as the Sixth Full Year), the Owner's Remittance (as defined) is less than the annual principal and interest payments paid on the first mortgage

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

note (presently the Restated First Mortgage Note), up to a maximum of $6,250,000. This shortfall occurred in 1996 and 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt began negotiating a new Hotel Management Agreement with a lower fee. Currently, BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Hotel Management Agreement. However, during these negotiations, Hyatt asserted that the determination of whether or not a shortfall had occurred must be based on the portion of the Restated First Mortgage Note allocable to the Hotel, rather than the entire debt service, and that based on their analysis, a shortfall may not have occurred in 1996 or 1997. BMCLP vigorously disagrees with this assertion, and is presently considering its options. Management cannot currently project the impact on the accompanying consolidated financial statements of the outcome of these negotiations.

Office Building Management
--------------------------

     The Office Building is managed by Realty, an affiliate prior to July 1, 1988, of one of the Special Limited Partners. BMCLP entered into an agreement with Realty, dated January 31, 1985, in which Realty was to manage the Office Building for a term of twenty years commencing with the date the Office Building opened. Under the terms of that agreement, Realty received a management fee equal to 4% of all income collected from the operation of the Office Building, to be paid monthly. However, Realty agreed to allow BMCLP to defer payment of its management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt.

     In connection with the debt restructuring, which occurred November 16, 1994, BMC Lender Partnership (BMC), the holder of the amended and restated second mortgage note, paid Realty $1,000,000 to terminate its former twenty year management contract with BMCLP (which amount is not part of any financing for which BMCLP is liable). At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total revenues. Of this amount, one-half or 2% shall be paid by Realty to BMC, during the term of the amended and restated second mortgage loan, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the years ended December 31, 1997, 1996 and 1995 were approximately $403,000, $401,000 and $391,000, respectively.

     Realty was formed in 1976. It has informed the Partnership that it now has approximately 20 employees and manages approximately 1,000,000 gross square feet of space.

     As of December 31, 1997, there was no office space available for rent in the Office Building. Retail and marketplace space was 83% occupied as of December 31, 1997 with approximately 2,400 square feet available for rent. See page II-7 for average occupancy percentages.

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

     Monument retains 10% of all adjusted gross receipts in excess of $1,500,000 until the adjusted gross receipts reach $2,000,000, as an incentive fee. In addition, Monument retains 30% of all adjusted gross receipts in excess of $2,000,000, as a further incentive fee. In 1997, adjusted gross receipts equaled $1,126,162.

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

     On October 12, 1990, BMCLP was notified by Great Western that an event of default had occurred related to the nonpayment of its debt service obligation under the First and Second Mortgage Notes (collectively, the Notes). Effective June 15, 1992, Great Western and BMCLP entered into a modification which superseded all previous modifications and was in effect until the restructuring on November 16, 1994, as discussed below.

     The modification provided for interest to be accrued at the stated rate, adjusted as set forth in the original Notes, and for interest payments in an amount equal to all of BMCLP's net cash flow, as defined, to be due and payable monthly. All accrued but unpaid interest was added to principal and was to be due in full at maturity. No regular principal payments were required.

     The modification also provided for quarterly payments (Excess Payments) to be paid to Great Western beginning March 1992. However, BMCLP paid all net cash

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

flow to Great Western, and, therefore, did not itself have cash to make the Excess Payments. These Excess Payments were partially funded to Great Western from management fees waived by Hyatt and those deferred by Realty and Capitol Hotel Group (CHG), an affiliate of the General Partners. During 1994, BMCLP was advanced a total of $193,916, including accrued interest, from CRI for the payments of the Excess Payments due. BMCLP paid $796,876 of Excess Payments to Great Western in 1994, as required. Under the restructured debt, which occurred November 16, 1994, as discussed below, no further Excess Payments were required.

Restructuring of Original Mortgage Debt
---------------------------------------

     On November 16, 1994, Great Western sold the Notes to BMC Lender Partnership (BMC), an unaffiliated entity. BMC sold the First Mortgage Note to General Electric Capital Corporation (GECC), which amended and restated the First Mortgage Note (the Restated First Mortgage Note) to a principal amount of $48,000,000. BMC amended and restated the Second Mortgage Note (the Restated Second Mortgage Note) (collectively, the Restated Notes) to a principal amount of $10,000,000 advanced at closing. Of the total $58 million principal amount of the Restated Notes, $55 million was paid to Great Western in consideration for the Notes, approximately $1.8 million was used to fund loan fees and related costs on behalf of BMCLP, approximately $200,000 was used to fund interest and insurance premiums at the closing date, and the remaining amount of approximately $1.0 million was deposited into an escrow account restricted for working capital requirements.

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which, at December 31, 1997 and 1996 was 5.79% and 5.53%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew, or if they cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date, which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements, but may be used to fund other cash flow needs as well. For the years ended December 31, 1997, 1996 and 1995, advances from GECC, and interest accrued thereon, totalled $687,527, $1,030,937 and $216,666, respectively. These advances were used for capital improvements, tenant improvements and leasing commissions.

     Annual principal payments due on the Restated First Mortgage Note follow.

                         1998                     $  1,299,996
                         1999                        1,299,996
                         2000                        1,299,996
                         2001                       40,417,016
                                                  ------------
                              Total               $ 44,317,004
                                                  ============

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995, as discussed in Note 2 to the consolidated financial statements. For the years ended December 31, 1997 and 1996, the interest reserve balance was $832,500 and $555,000, respectively.

     The Restated Second Mortgage Note stipulates that 16% interest is payable monthly from available cash flow, as defined, on a cumulative basis. Based on the provisions of the Restated Second Mortgage Note, BMCLP s cash flow from operations shall be disbursed in priority, as follows.

     (1)  Debt service and reserves on the Restated First Mortgage Note.

     (2) Establishment of working capital reserves of $50,000 plus an amount reasonably required to pay ordinary and necessary expenses of operations.

     (3) Debt service on the Restated Second Mortgage Note (to the extent of available cash flow).

     (4) Principal and interest on additional advances, as discussed below, if any, made to BMCLP by BMC.

     (5) 75% of the remaining net cash flow (as defined) to BMC and 25% of the remaining net cash flow to BMCLP (less up to $50,000 per year to cover management and administrative costs of the Partnership and/or CRCC), subject to the establishment of the reserves as stipulated in the agreement, as discussed below.

     Furthermore, BMC is entitled to an Economic Value Participation Interest, as defined, which requires BMCLP to pay the following at the sale of the property or maturity date of the Restated Notes.

     (1) 75% of the amount by which the Economic Value of the Development, as defined, up to $100 million exceeds the unpaid principal balance and accrued interest under the Restated Notes, and

     (2)  50% of the Economic Value in excess of $100 million.

In general, the Economic Value is defined by the Restated Second Mortgage Note as the value of the Development as determined by the Partnership or the average of three independent appraisals, if deemed necessary by BMC.

     In 1997, 1996 and 1995, $150,000, $150,000 and $300,000, respectively, were paid to BMC as 75% of remaining net cash flow for 1996, 1995 and 1994, respectively; such amounts are included in net cash flow participation in the accompanying consolidated statements of operations. Also in 1997, 1996 and 1995, $50,000 was paid each year to CRCC as management fees for 1996, 1995 and 1994, respectively; such amounts are included in management fees in the accompanying consolidated statements of operations. Additionally, $150,000 and $50,000 were accrued for net cash flow participation and management fees, respectively, as of both December 31, 1997 and December 31, 1996 for fiscal years 1997 and 1996, respectively.

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5 million in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of December 31, 1997, no additional advances have been made.

     BMC required that BMCLP deposit a deed in lieu of foreclosure in escrow to be recordable in the event of a default under the Restated Second Mortgage Note. CRCC agreed to amend and restate various "no bankruptcy" agreements of the type the original lender, Great Western, had required of it and certain affiliates. The new agreements are not secured or guaranteed, but a default thereunder could trigger the recordation of the escrowed deed in lieu of foreclosure. One event of default would occur if an entity other than CRCC became a General Partner of BMCLP (and could potentially put BMCLP in bankruptcy).

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses by demonstrating the need for such funds to BMC. As of both December 31, 1997 and December 31, 1996, the balance in the escrow account was $273,654. There were no withdrawals from or deposits to the reserve by BMCLP during 1997. During 1996 and 1995, BMCLP withdrew $715,000 and $400,000, respectively, from the reserve to fund costs of leasing and operating expenses and to help pay interest on the Restated Second Mortgage Note. Additionally, during 1996 and 1995, BMCLP deposited $250,000 and $100,000, respectively, to replenish the reserve.

     A purchase money mortgage had been placed upon the Development as of September 17, 1985 to secure repayment for the redemption by BMCLP of the partnership interest in BMCLP held by Iroquois Financial Corporation (Iroquois), a Maryland corporation, which is owned 50% by Alan I. Kay and Allen E. Rozansky and 50% by an individual unaffiliated with Alan I. Kay and Allen E. Rozansky or the General Partners. This purchase money mortgage (the Third Mortgage Note) was subordinated to the Second Mortgage Note as of July, 1987. The Third Mortgage Note collateralizes the payment by BMCLP of the $3,000,000 purchase money note given by BMCLP to Iroquois in exchange for Iroquois' interest in BMCLP. The Third Mortgage Note bears simple interest at 9%. In connection with the debt restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest is to be deferred without interest and is to be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of:
(i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any Maturity Date under the Restated Notes. As of December 31, 1997 and 1996, accrued interest of $3,319,500 and $3,049,500, respectively, has been added to the outstanding principal balance of

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

$3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow, as defined in the agreement, was available for repayment of this note during 1997, 1996 or 1995.

     Substantially all of BMCLP's property and equipment is pledged as collateral to the Restated First and Second Mortgage Notes and to the Third Mortgage Note.

Debt Forgiveness
----------------

     BMCLP's outstanding obligation under the First Restated Note prior to the restructuring was $178,373,753. The carrying amount of the outstanding principal and accrued interest that was forgiven based on the assignment and subsequent restatement of the First Mortgage Note is presented as deferred gain on debt forgiveness in the accompanying consolidated balance sheets. This amount is being amortized as an extraordinary gain over the remaining term of the Restated First Mortgage Note based on a constant effective yield as required by Statement of Financial Accounting Standards No. 15 (SFAS 15), "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

     Based on the Restated First Mortgage Note s interest rate of 10.04% and 9.78% in effect at December 31, 1997 and 1996, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $62,774,907 and $67,453,640 at December 31, 1997 and 1996, respectively, including additional draws subsequent to the restructuring. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $117,266,883 and $136,886,036 at December 31, 1997 and 1996, respectively), SFAS
15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $54,491,976 and $69,432,396 difference between the carrying value and total future obligation of the debt at December 31, 1997 and 1996, respectively, was deferred and is being amortized into income as extraordinary gain on debt forgiveness in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the years ended December 31, 1997, 1996 and 1995, $551,054, $990,767 and $4,556,760,
respectively, was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from an increase in the future obligation based on changes in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as extraordinary gain over the remaining term of the Restated First Mortgage Note.

     For the years ended December 31, 1997, 1996 and 1995, amortization of this deferred debt forgiveness amounted to $14,389,366, $14,600,160 and $14,085,175, respectively. The amortization of deferred gain is included in the

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

extraordinary item of $14,129,506, $14,340,300 and $13,825,315 at December 31,
1997, 1996 and 1995, respectively, in the accompanying consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $259,860, $259,860 and $259,860, respectively, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the years ended December 31, 1997 and 1996 amounted to $259,860 in each year and was added to the principal balance of the Restated Second Mortgage Note.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Investments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that the carrying amount of the total future obligation of the Restated First Mortgage Note, which represents the estimated total future obligation for principal and interest, approximates fair value based on the variable nature of the Restated First Mortgage Note's interest rate. Because future debt service payments are contingent upon changes in the underlying index upon which the interest rate is calculated, the total future obligation of the Restated First Mortgage Note is expected to fluctuate with changing market rates of interest. The Partnership has determined that it is not practicable to estimate the fair value for the Restated Second Mortgage Note or the Third Mortgage Note due to: (1) the lack of an active market for these types of financial instruments, (2) the variable nature of the remaining net cash flow payments payable to BMC under the Restated Second Mortgage Note, as discussed above, (3) the variable nature of the Third Mortgage Note's interest payments as a result of its dependence on available cash flow from BMCLP, and (4) the excessive costs associated with an independent appraisal of the Restated Second Mortgage Note and the Third Mortgage Note.

                          OPERATING DEFICIT OBLIGATION
                          ----------------------------

     For operating deficits which arise, the BMCLP Limited Partnership Agreement
(LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (1) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (2) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At December 31, 1997, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K do not concur with this

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

amount. As of December 31, 1997 and 1996, R&K have provided $2,490,352 and $2,367,168, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. These Operating Deficit Loans shall be repaid in full upon the earlier to occur of (1) fifteen years from the date of such loans or
(2) liquidation, sale or refinancing of the Development (except a refinancing which does not exceed the outstanding principal balance of the original First Mortgage Note).

     The obligation of R&K to make or cause to be made Operating Deficit Loan(s) is jointly and severally guaranteed by Alan I. Kay and Allen E. Rozansky and further secured by the expense allowance payable to Alan I. Kay and Allen E. Rozansky, the Incentive Management Fee payable to Rozansky & Kay Construction Company (R&KCC), one-half (1/2) of the disposition fee payable to Alan I. Kay and Allen E. Rozansky from the proceeds of any sale of the Development, and any distributions made to Alan I. Kay and Allen E. Rozansky from the net cash flow of BMCLP or from the proceeds of any sale or refinancing of BMCLP. All obligations of R&KCC have been assumed by Alan I. Kay and Allen E. Rozansky.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     None.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

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

     As of December 31, 1997, there were 700 holders of record of 600 Units. There have been no cash distributions to the Investors since the inception of the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA-REGISTRANT
          ----------------------------------

                                                                    For the years ended December 31,
                                             ------------------------------------------------------------------------------
                                                 1997            1996            1995             1994            1993
                                             ------------    ------------    ------------     ------------    ------------
Revenue                                      $ 29,130,583    $ 27,920,327    $ 26,598,394     $ 25,037,520    $ 24,125,298
Operating expenses                            (14,270,704)    (13,783,831)    (13,473,167)     (13,095,130)    (13,054,106)
Depreciation and Amortization                  (4,748,292)     (4,889,241)     (5,335,679)      (5,139,013)     (5,284,838)
Interest expense                               (1,315,120)       (814,767)       (756,102)     (12,737,570)    (14,068,974)
Other expenses                                 (5,240,921)     (5,066,489)     (4,673,031)      (4,689,669)     (4,786,626)
Extraordinary item - gain on debt
  forgiveness                                  14,129,506      14,340,300      13,825,315        1,820,252              --
                                             ------------    ------------    ------------     ------------    ------------
Net income (loss)                            $ 17,685,052    $ 17,706,299    $ 16,185,730     $ (8,803,610)   $(13,069,246)
                                             ============    ============    ============     ============    ============
Net income (loss) attributable to
  minority interest (1)                      $ 17,723,028    $ 17,736,221    $ 16,217,328     $ (8,776,560)   $(12,959,305)
                                             ============    ============    ============     ============    ============

Net loss attributable to Partnership         $    (37,976)   $    (29,922)   $    (31,598)    $    (27,050)   $   (109,941)
                                             ============    ============    ============     ============    ============
Net loss allocated to General Partners
  and Affiliated Initial Limited
  Partner (1%)                               $       (380)   $       (299)   $       (316)    $       (270)   $     (1,099)
                                             ============    ============    ============     ============    ============
Net loss allocated to additional Limited
  Partners (99%)                             $    (37,596)   $    (29,623)   $    (31,282)    $    (26,780)   $   (108,842)
                                             ============    ============    ============     ============    ============
Net loss allocated to additional Limited
  Partners per Unit (600 units issued and
  outstanding)                               $     (62.66)   $     (49.37)   $     (52.14)    $     (44.63)   $    (181.40)
                                             ============    ============    ============     ============    ============

Total Property and Equipment, net            $ 79,633,610    $ 82,670,172    $ 85,718,935     $ 89,123,745    $ 91,219,288
                                             ============    ============    ============     ============    ============

Total Assets                                 $ 90,320,008    $ 91,943,571    $ 93,929,081     $ 98,232,016    $ 97,099,757
                                             ============    ============    ============     ============    ============

Total Mortgage Debt                          $ 84,419,850    $ 90,190,945    $ 96,979,826     $ 99,543,584    $192,961,944
                                             ============    ============    ============     ============    ============


(1) The cumulative net loss attributable to minority interest of $57,534,409, $75,257,437 and $92,993,658 as of December 31, 1997, 1996 and 1995,
     respectively, represents losses not attributable to the partners of the Partnership. (See the Consolidated Statements of Partners' Deficit in the Consolidated Financial Statements located in Part IV of this document.) Cumulative BMCLP losses in excess of the Partnership's investment in BMCLP are comprised of $77,472,839, which represents BMCLP's cumulative losses prior to June 15, 1992 (the consolidated date), plus net cumulative additional excess BMCLP income (losses) at December 31, 1997, 1996 and 1995 of $19,938,430, $2,215,402 and ($15,520,819), respectively. The cumulative
     BMCLP losses in excess of the Partnership's investment have been reflected

                                     PART II
                                     -------


ITEM 6.   SELECTED FINANCIAL DATA-REGISTRANT - Continued
          ----------------------------------

     as losses attributable to minority interest at consolidation date, and the BMCLP losses subsequent to June 15, 1992 have been consolidated into the operating accounts of the Partnership for the years ended December 31, 1997, 1996 and 1995.

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

     BMCLP's management is of the opinion that cash flow from operations for the year ended December 31, 1998, after funding anticipated capital and debt service requirements, will be at a break-even level. To the extent that any cash deficits arise, management may utilize certain working capital reserves established in 1994 and additional borrowing capacity under its Restated Notes. However, since access to reserves and additional borrowings is contingent upon the approval of the BMC Lender Partnership, there can be no assurance that management will be able to fund cash flow deficits should they arise.

     The Partnership does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1998, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of BMCLP, it is unlikely that the Partnership will receive any cash distribution from its investment in BMCLP in 1998 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP's mortgage notes. However, the Managing General Partner, CRI, has represented a willingness to fund projected cash flow requirements of the Partnership for the year ending December 31, 1998.

     At December 31, 1997 and 1996, the Partnership had $116 in available cash.

     During 1997, the Partnership's available cash remained constant at $116, whereas accounts payable increased $37,976. The increase in accounts payable includes an increase of $35,051 in loan payable to its Managing General Partner for administrative expenses and an increase of $2,925 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Partnership owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $2,071,713 and $2,015,128 at December 31, 1997 and 1996, respectively. During 1997, unrestricted cash and cash equivalents increased by $56,585; operating activities provided for $1,630,787 of the increase and financing activities provided for $481,817 of the increase, both of which were offset by $2,056,019 used in investing activities. The increase of $56,585 was despite net income of $17,723,028. This was due largely to the non-cash gain on debt forgiveness of $14,129,506, as well as the net debt and interest payments of $7,539,537, fixed assets additions and payment of leasing costs of $1,355,196 and $700,823, respectively, a $632,094 increase in restricted cash and cash equivalents and a $511,730 increase in accounts receivable which were offset by depreciation and amortization totalling $4,748,292 and proceeds from mortgage debt of $687,527 along with a $1,132,262 advance from affiliates. BMCLP had restricted cash and cash equivalents of $2,433,117 and $1,801,023 at December 31, 1997 and 1996, respectively.

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

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

                          Operating Deficit Obligation
                          ----------------------------

     For operating deficits which arise, the BMCLP Limited Partnership Agreement
(LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (1) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (2) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At December 31, 1997, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K do not concur with this amount. As of December 31, 1997 and 1996, R&K have provided $2,490,352 and $2,367,168, respectively, including accrued interest, to BMCLP to fund operating
deficits under this provision of the LPA.   Interest on amounts advanced to
BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,251,465 and $1,128,281 at December 31, 1997 and 1996, respectively, and has been added to the original advance amount. For the years ended December 31, 1997 and 1996, no amounts were advanced to BMCLP for operating deficits because R&K have represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. In 1997 and 1996, GECC advanced $687,527 and $975,001 respectively, to BMCLP for capital improvements, tenant improvements and leasing commissions.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the $1,038,654 that was placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses of the Development including payments under the Restated First and Second Mortgage Notes. As of both December 31, 1997 and December 31, 1996, the balance in the escrow account was $273,654. There were no withdrawals from or deposits to the reserve by BMCLP during 1997. During 1996 and 1995, BMCLP withdrew $715,000 and $400,000, respectively, from the reserve to fund costs of leasing and operating expenses and to help pay interest on the Restated Second Mortgage Note. Additionally, during 1996 and 1995, BMCLP deposited $250,000 and $100,000, respectively, to replenish the reserve.

     BMC may advance additional amounts of up to $5,000,000 to BMCLP in accordance with the Restated Second Mortgage Note. Also, BMC may re-advance

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

funds received from BMCLP as additional interest payments (75% of net cash flow) if BMCLP pays its 25% share of net cash flow held in reserves. No advances were made in 1996 or 1997.

                              Results of Operations
                              ---------------------

Partnership
-----------

1997 versus 1996
----------------

     The Partnership recorded a net loss for 1997 of $37,976 as compared with a net loss of $29,922 for 1996. Operating expenses during 1997 were $8,054 higher than 1996, primarily due to an increase in professional fees.

1996 versus 1995
----------------

     The Partnership recorded a net loss for 1996 of $29,922 as compared with a net loss of $31,598 for 1995. Operating expenses during 1996 were $1,679 lower than 1995, primarily due to a decrease in professional fees.

Bethesda Metro Center Limited Partnership
-----------------------------------------

1997 versus 1996
----------------

     BMCLP had net income for 1997 of $17,723,028 as compared with net income of $17,736,221 for 1996. This was primarily the result of an increase in room revenue and food and beverage revenue and a decrease in amortization expense. BMCLP's net income was negatively impacted by an increase in interest expense, a decrease in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate, a decrease in office, retail and parking rentals, and an increase in food and beverage expense, insurance expense and management fees.

     Room revenue increased by $999,715, or 8%, from 1996 due to increased transient and group revenue. The Hotel experienced an increase in occupancy from 78% to 80% and an increase of $7 in average room rate over 1996. Food and beverage revenues increased by $364,964, or 7%, from 1996 due to increased in-room and banquet dining. The increase in room and food departmental profits, combined with the Hotel's cost control efforts, resulted in gross operating profits exceeding 1996 by $922,140, or 13%.

     Office building revenue decreased $233,049 or 2% during 1997 compared with 1996. The occupancy of the Office Building decreased from 98% to 97% while the rental rate remained constant at $24 per square foot. The retail and marketplace occupancy decreased from 92% to 85% primarily due to the expiration of two major retail leases during 1997 which were not renewed. The retail and marketplace average rental rate decreased from $33 in 1996 to $31 per square foot in 1997 primarily due to decreased rates throughout the market.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

     Operating expenses for the Office Building for 1997 increased by $51,891, or 2%, from 1996, primarily due to payroll increases associated with customary raises and utility increases.

1996 versus 1995
----------------

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

     Room revenue increased by $615,079, or 5%, from 1995. The Hotel experienced an increase in occupancy from 77% to 78% and an increase of $4.10 in average room rate over 1995. Food and beverage revenues increased by $342,246, or 7%, from 1995 as a result of increased banquet revenue. The increase in room and food departmental profits, combined with the Hotel's cost control efforts, resulted in gross operating profits exceeding 1995 by approximately $775,641 or 12%.

     Office building revenue increased $488,428 or 5% during 1996 compared with 1995. The occupancy of the Office Building increased from 97% to 98% while the rental rate remained constant at $24 per square foot in 1996 and 1995. The retail and marketplace occupancy decreased from 98% to 92% primarily due to three major retail leases expiring during 1996 and not being renewed. The retail and marketplace average rental rate decreased from $38 per square foot in 1995 to $33 in 1996, primarily due to decreased rates throughout the market.

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

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

     Pertinent data regarding the operations of the Office Building and Hotel follow.

                                                           Office Building
                                                           ---------------

                                                                                     For the Years Ended December 31,
                                                                                --------------------------------------------
                                                                                   1997             1996            1995
                                                                                -----------      -----------     -----------
Leasing:
-------
Average Space Occupied:
  Office                                                                                 97%              98%             97%
  Retail and Marketplace                                                                 85%              92%             98%

Average Rental Rate:
  Office                                                                                $24              $24             $24
  Retail and Marketplace                                                                $31              $33             $38

Operations:
----------
Total Income                                                                    $ 9,303,419      $ 9,536,468     $ 9,048,040
Operating Expenses                                                               (2,769,074)      (2,717,183)     (2,652,644)
                                                                                -----------      -----------     -----------
Gross Operating Profits (Before Depreciation,
  Management Fees and Other Fixed Costs)                                        $ 6,534,345      $ 6,819,285     $ 6,395,396
                                                                                ===========      ===========     ===========

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

                                                                Hotel
                                                                -----

                                                                                      For the Years Ended December 31,
                                                                                ---------------------------------------------
                                                                                   1997             1996            1995
                                                                                -----------      -----------     -----------
Actual Average Occupancy                                                                 80%             78%              77%

Actual Average Room Rate                                                               $119             $112            $108

Room Revenue                                                                    $13,248,018      $12,248,303     $11,633,224

Food & Beverage Revenues                                                        $ 5,719,629      $ 5,354,665     $ 5,012,419

Room Profits                                                                    $10,718,911      $ 9,796,735     $ 9,184,955

Food & Beverage Profits                                                         $ 1,782,361      $ 1,544,021     $ 1,486,226

Gross Operating Profits (Before Depreciation,
  Management Fees and Other Fixed Costs)                                        $ 8,200,159      $ 7,278,019     $ 6,502,378


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

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. The Managing General Partner is studying what actions will be necessary to make its computer systems Y2K compliant; certain upgrades are already scheduled. The expense associated with these actions cannot presently be determined, but the Managing General Partner does not expect it to be material to the Partnership's financial condition or results of operations.


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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 61, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 51, has been President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 51, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.









                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 39, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 42, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

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





































                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          As described above in Item 10, the Partnership has no officers, directors or any employees. Under the Partnership Agreement, however, the General Partners have the exclusive right to conduct the business and affairs of the Partnership. Set forth below are all fees and other consideration payable to the General Partners and their affiliates, and to Alan I. Kay and Allen E. Rozansky and their affiliates, in fiscal year 1997.

       A.   Operational Period
            ------------------

       1.   General Partner               No distributions of net cash
            Interests of C.R.I.,          flow have been made through
            Inc., Dockser,                December 31, 1997.
            Schwartzberg and
            Willoughby, and Limited
            Partner Interest of
            CRICO-Bethesda in the
            Partnership.

       2.   Partnership Management        No incentive management fee
            Fee to CIP Management 14,     was paid.
            Inc.

       3.   Partnership Interests of      No distributions of net cash
            CRCC, Alan I. Kay,  Allen     flow have been made through
            E. Rozansky and R&K           December 31, 1997.
            Construction Company
            (R&KCC) in BMCLP.

       4.   Expense Allowances to         (A) There was no net cash flow
            Alan I. Kay, Allen E.         generated by BMCLP, as
            Rozansky and CRCC in BMCLP;   defined, for fiscal year 1997,
            Management Fee and            therefore, no expense
            Incentive Management Fee      allowances were paid to Alan
            to R&KCC.                     I. Kay, Allen E. Rozansky and
                                          CRCC; (B) $3,000,000 payable
                                          to R&KCC for its
                                          management services to BMCLP
                                          in 1986 through 1990.  As of
                                          December 31, 1986, no
                                          additional management fee was
                                          payable to R&KCC
                                          and since then all additional
                                          amounts owed have been used
                                          to fund operating deficits of
                                          BMCLP in accordance with the
                                          terms of LPA; and (C) there
                                          was no cash flow, as defined,
                                          generated by BMCLP in fiscal
                                          year 1997, therefore, no
                                          incentive management fee was
                                          paid to R&KCC.



                                      III-3

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

       5.   Additional Purchase Price     (A) In fiscal year 1997, there
            to Sellers and an             were no funds available in the
            Additional Incentive          Operating Deficit Reserve to
            Management Fee to CRCC,       pay additional purchase price
            Alan I. Kay and Allen E.      to the sellers; (B) there was
            Rozansky.                     no net cash flow, as defined,
                                          generated by BMCLP for fiscal
                                          year 1997, therefore, no
                                          additional incentive
                                          management fee was paid.

       6.   Management and                Management and Administrative
            Administration Fees to        fees relating to 1995 of $50,000
            CRCC and/or the               were paid in 1996.
            Partnership                   Management and Administration
                                          fees relating to 1996 of
                                          $50,000 were paid in 1997.
                                          Management and Administrative
                                          fees relating to 1997 of
                                          $50,000 were accrued in 1997.

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






                                      III-4

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

       3.   Alan I. Kay, Allen E.         (A) 1.00% to CRCC and 6.5% in
            Rozansky, R&KCC               the aggregate to Alan I. Kay,
            and CRCC's                    Allen E. Rozansky and R&KCC
            Share of Liquidation,         of Liquidation,
            Sale or Refinancing           Sale or Refinancing Proceeds
            Proceeds                      remaining after all payments
                                          and distributions have been
                                          made; plus (B) 18.928% to Alan
                                          I. Kay and Allen E. Rozansky
                                          of the amount remaining after
                                          payment of the Disposition Fee
                                          described in C-4 below.  Alan
                                          I. Kay, Allen E. Rozansky,
                                          R&KCC and CRCC will
                                          also receive a return of their
                                          nominal capital contributions.

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

          As of December 31, 1997, no person owned of record, or owned beneficially, more than 5% of the total number of Units of the Partnership.

          The General Partners own as a group a 1.00% interest in the Partnership. Alan I. Kay and Allen E. Rozansky and their affiliates own as a group a 6.50% interest in BMCLP.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1997, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.


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

          A summary of indebtedness to related parties as of December 31, 1997 and 1996 follows.


                                      III-6

                                    PART III
                                    --------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------


                     Balance at                         Balance at                       Balance at
     Related         January 1,                        December 31,                     December 31,
     Party             1996           Additions            1996          Additions         1997
     -------        ------------     -----------       ------------     -----------     ------------
     CRI            $   289,659      $    52,899       $    342,558     $    63,252     $    405,810
     CHG              1,128,700           86,886          1,215,586          88,275        1,303,861
     Realty             972,233               --            972,233         538,895        1,511,128
     Hyatt              639,053          314,381            953,434         441,840        1,395,274
                    -----------      -----------       ------------     -----------     ------------
                    $ 3,029,645      $   454,166       $  3,483,811     $ 1,132,262     $  4,616,073
                    ===========      ===========       ============     ===========     ============


          The $405,810 and $342,558 due to CRI as of December 31, 1997 and 1996, respectively, is partially comprised of $107,103 of advances to BMCLP to fund Excess Payments due on its former mortgages with Great Western. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, the $1,303,861 and $1,215,586 due to CHG as of December 31, 1997 and 1996, respectively, and $1,511,128 and $972,233 due to Realty as of December 31, 1997 and 1996, respectively, represent advances made to BMCLP and interest accrued thereon, to fund Excess Payments on the Great Western mortgages, as discussed in Note 4 to the consolidated financial statements. The advances from CRI, CHG and Realty accrue interest at the prime rate (8.5% as of December 31, 1997) plus 1% in accordance with the Partnership Agreement. These advances plus any accrued interest will be repaid subject to cash availability as defined by the BMCLP partnership agreement and the Restated Notes, as discussed in Note 4 to the consolidated financial statements. Finally, the $1,395,274 and $953,434 due to Hyatt as of December 31, 1997 and 1996, respectively, consists of $1,085,429 and $819,679, respectively, of incentive management fees earned under its management agreement with BMCLP and is due subject to Hyatt meeting certain performance standards as defined in the management agreement. The remaining balance consists of trade payables to Hyatt for various services as described in Note 7 to the consolidated financial statements.

          CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 4 to the consolidated financial statements. CRCC received a payment of $50,000 in 1997, 1996 and 1995 from remaining net cash flow relating to 1996, 1995 and 1994, respectively. Additionally, $50,000 was accrued as of December 31, 1997 for fiscal year 1997 management fees as described in
          Note 4 to the consolidated financial statements.

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

          incentive management fee has been incurred or paid in 1997, 1996 and 1995.

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

     (c)  Indebtedness of management.

          None.

     (d)  Transaction with promoters.

          Not applicable.


































                                      III-8

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a)  (1)  Financial Statements                               Page
               --------------------                              ------

               Report of Independent Public Accountants           IV-6

               Consolidated Balance Sheets as of
                 December 31, 1997 and 1996                       IV-7

               Consolidated Statements of Operations for
                 the years ended December 31, 1997, 1996
                 and 1995                                         IV-9

               Consolidated Statements of Partners'
                 Deficit for the years ended December 31,
                 1997, 1996 and 1995                              IV-10


               Consolidated Statements of Cash Flows for
                 the years ended December 31, 1997, 1996
                 and 1995                                         IV-11

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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          -----------------------------------------------------------
               8-K - Continued
               ---

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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          -----------------------------------------------------------
               8-K - Continued
               ---

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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          -----------------------------------------------------------
               8-K - Continued
               ---

               Exhibit No. 27 - Financial Data Schedule

     (b)       Reports on Form 8-K
               -------------------

               No reports of Form 8-K were filed during the quarter ended December 31, 1997.

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



                       CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                       by: C.R.I., Inc.
                           Managing General Partner



March 31, 1998              by: /s/ William B. Dockser
-----------------               ---------------------------------
DATE                            William B. Dockser, Director,
                                  Chairman of the Board,
                                  and Treasurer
                                  (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 31, 1998              by: /s/ H. William Willoughby
-----------------               ---------------------------------
DATE                            H. William Willoughby,
                                  Director, President
                                  and Secretary





March 31, 1998              by: /s/ Michael J. Tuszka
-----------------               ---------------------------------
DATE                            Michael J. Tuszka
                                  Vice President
                                  and Chief Accounting Officer
                                  (Principal Financial Officer
                                  and Principal Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To Partners of
Capital Income Properties   C Limited Partnership:

     We have audited the accompanying consolidated balance sheets of Capital Income Properties-C Limited Partnership, a District of Columbia limited partnership (the Partnership ), and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                         Arthur Andersen LLP


Washington, D.C.,
March 10, 1998

                CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                       December 31,
                                                                                             --------------------------------
                                                                                                 1997                1996
                                                                                             ------------        ------------
Current assets:
  Cash and cash equivalents                                                                  $  2,071,829        $  2,015,244
  Restricted cash and cash equivalents                                                          2,433,117           1,801,023
  Accounts receivable, less allowance for doubtful accounts
    of $86,439 and $69,465 as of December 31, 1997 and
    1996, respectively                                                                          1,317,229             805,499
  Prepaid expenses                                                                                771,659             800,282
  Current portion of deferred rent receivable                                                     136,579             116,606
  Inventory and other assets                                                                       70,790              67,170
                                                                                             ------------        ------------
       Total current assets                                                                     6,801,203           5,605,824
                                                                                             ------------        ------------

Property and equipment:
  Buildings and tenant improvements                                                           123,255,734         122,314,194
  Furniture and equipment                                                                      15,514,277          15,100,621
                                                                                             ------------        ------------
                                                                                              138,770,011         137,414,815
  Less: accumulated depreciation                                                              (59,136,401)        (54,744,643)
                                                                                             ------------        ------------
                                                                                               79,633,610          82,670,172
                                                                                             ------------        ------------

Other assets:
  Deferred charges, less accumulated amortization of $3,188,815 and
    $2,580,996 as of December 31, 1997 and 1996, respectively                                   2,878,253           2,785,249
  Deferred rent receivable, less reserve of $171,763 and
    $148,442 as of December 31, 1997 and 1996, respectively                                       550,472             477,161
  Escrows and deposits                                                                            456,470             405,165
                                                                                             ------------        ------------
                                                                                                3,885,195           3,667,575
                                                                                             ------------        ------------

       Total assets                                                                          $ 90,320,008        $ 91,943,571
                                                                                             ============        ============











                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         LIABILITIES AND PARTNERS  DEFICIT


                                                                                                       December 31,
                                                                                             --------------------------------
                                                                                                 1997                1996
                                                                                             ------------        ------------
Current liabilities:
  Current portion of first mortgage note                                                     $  5,748,221        $  5,759,111
  Accounts payable                                                                                551,409             566,918
  Accrued expenses                                                                                997,275             860,220
  Due to affiliates                                                                             4,616,073           3,483,811
                                                                                             ------------        ------------
       Total current liabilities                                                               11,912,978          10,670,060

First mortgage note                                                                            57,026,686          61,694,529

Second mortgage note                                                                           15,325,443          16,687,805

Third mortgage note                                                                             6,319,500           6,049,500

Due to guarantor of operating deficits                                                          2,490,352           2,367,168

Deferred gain on debt forgiveness                                                              54,491,976          69,432,396

Deferred revenue and security deposits                                                            532,658             506,750
                                                                                             ------------        ------------
       Total liabilities                                                                      148,099,593         167,408,208
                                                                                             ------------        ------------
Commitments and contingencies

Partners  deficit                                                                             (57,779,585)        (75,464,637)
                                                                                             ------------        ------------

       Total liabilities and partners' deficit                                               $ 90,320,008        $ 91,943,571
                                                                                             ============        ============

















                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For the years ended December 31,
                                                                                ---------------------------------------------
                                                                                    1997            1996             1995
                                                                                ------------    ------------     ------------
Revenue:
  Rooms                                                                         $ 13,248,018    $ 12,248,303     $ 11,633,224
  Food and beverage                                                                5,719,629       5,354,665        5,012,419
  Telephone                                                                          636,446         654,847          589,944
  Office, retail and parking rentals                                               9,401,115       9,536,468        9,048,040
  Other                                                                                   --          86,852          203,629
                                                                                ------------    ------------     ------------
                                                                                  29,005,208      27,881,135       26,487,256
                                                                                ------------    ------------     ------------
Departmental expenses:
  Rooms                                                                            2,529,107       2,451,568        2,448,269
  Food and beverage                                                                3,937,268       3,810,644        3,526,193
  Telephone                                                                          390,038         369,657          412,693
  Other                                                                              355,467         336,215          322,780
                                                                                ------------    ------------     ------------
                                                                                   7,211,880       6,968,084        6,709,935
                                                                                ------------    ------------     ------------
Other operating expenses:
  Administrative                                                                   1,490,425       1,437,329        1,439,725
  Marketing                                                                        1,548,501       1,472,192        1,444,250
  Energy costs                                                                     1,924,370       1,831,429        1,809,507
  Property operations and maintenance                                              2,095,528       2,074,797        2,069,750
                                                                                ------------    ------------     ------------
                                                                                   7,058,824       6,815,747        6,763,232
                                                                                ------------    ------------     ------------
Operating income before other income, fixed charges and other deductions,
  extraordinary item and net loss attributed to minority interest                 14,734,504      14,097,304       13,014,089
                                                                                ------------    ------------     ------------
Other income                                                                         125,375          39,192          111,138
                                                                                ------------    ------------     ------------
Fixed charges and other deductions:
  Depreciation                                                                     4,391,758       4,403,450        4,812,255
  Amortization                                                                       356,534         485,791          523,424
  Interest expense                                                                 1,315,120         814,767          756,102
  Management fees                                                                  1,707,162       1,540,587        1,241,408
  Real estate and personal property taxes                                          1,026,773       1,079,511          672,598
  Ground rent                                                                      1,600,000       1,600,000        1,600,000
  Net cash flow participation                                                        150,000         150,000          300,000
  Other                                                                              756,986         696,391          859,025
                                                                                ------------    ------------     ------------
                                                                                  11,304,333      10,770,497       10,764,812
                                                                                ------------    ------------     ------------
Net income before extraordinary item                                               3,555,546       3,365,999        2,360,415
Extraordinary item - gain on debt forgiveness                                     14,129,506      14,340,300       13,825,315
                                                                                ------------    ------------     ------------





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                                                                       For the years ended December 31,
                                                                                ---------------------------------------------
                                                                                    1997            1996             1995
                                                                                ------------    ------------     ------------
Net income                                                                        17,685,052      17,706,299       16,185,730
Total income attributed to minority interest                                     (17,723,028)    (17,736,221)     (16,217,328)
                                                                                ------------    ------------     ------------
Net loss attributed to Partnership                                              $    (37,976)   $    (29,922)    $    (31,598)
                                                                                ============    ============     ============

Net loss allocated to General Partners and affiliated
  Initial Limited Partner (1%)                                                  $       (380)   $       (299)    $       (316)
                                                                                ============    ============     ============

Net loss allocated to Additional Limited Partners (99%)                         $    (37,596)   $    (29,623)    $    (31,282)
                                                                                ============    ============     ============
Net loss per unit of Additional Limited Partnership
  Interest based on 600 units issued and outstanding                            $     (62.66)   $     (49.37)    $     (52.14)
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

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF PARTNERS  DEFICIT



                                                                                               (Losses)
                                                                                              Income not
                                                            General           Limited        Allocable to
                                                            Partners          Partners         Partners             Total
                                                          ------------      ------------     -------------      -------------
Balance, January 1, 1995                                  $   (528,763)     $    383,083     $(109,210,986)     $(109,356,666)

  Net loss attributed to Partnership                              (316)          (31,282)               --            (31,598)
  Total income attributed to minority
    interest (Note 1)                                               --                --        16,217,328         16,217,328
                                                          ------------      ------------     -------------      -------------
Balance, December 31, 1995                                    (529,079)          351,801       (92,993,658)       (93,170,936)

  Net loss attributed to Partnership                              (299)          (29,623)               --            (29,922)
  Total income attributed to minority
    interest (Note 1)                                               --                --        17,736,221         17,736,221
                                                          ------------      ------------     -------------      -------------
Balance, December 31, 1996                                    (529,378)          322,178       (75,257,437)       (75,464,637)

  Net loss attributed to Partnership                              (380)          (37,596)               --            (37,976)
  Total income attributed to minority
    interest (Note 1)                                               --                --        17,723,028         17,723,028
                                                          ------------      ------------     -------------      -------------

Balance, December 31, 1997                                $   (529,758)     $    284,582     $ (57,534,409)     $ (57,779,585)
                                                          ============      ============     =============      =============

























                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the years ended December 31,
                                                                                 --------------------------------------------
                                                                                     1997            1996            1995
                                                                                 ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                                                     $ 17,685,052    $ 17,706,299    $ 16,185,730

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                                  4,391,758       4,403,450       4,812,255
      Amortization                                                                    356,534         485,791         523,424
      Extraordinary item - gain on debt forgiveness                               (14,129,506)    (14,340,300)    (13,825,315)
      Interest expense related to the amortization of financing costs                 251,286         251,286         251,336
      Net interest expense added to debt                                              393,184         393,184         393,184
      Interest payments treated as a reduction in mortgage debt                    (6,239,541)     (6,275,582)     (6,567,048)

      Changes in assets and liabilities:
        Increase in restricted cash and cash equivalents                             (632,094)       (193,053)       (157,066)
        (Increase) decrease in accounts receivable, net                              (511,730)        628,500        (344,575)
        Decrease in prepaid expenses                                                   28,623          40,088           7,969
        (Increase) decrease in deferred rent receivable, net                          (93,284)       (165,726)        607,047
        (Increase) decrease in inventory and other assets                              (3,620)         11,222           6,505
        (Increase) decrease in escrows and deposits                                   (51,305)       (228,227)        142,491
        (Decrease) increase in accounts payable                                       (15,509)         95,462          53,620
        Increase in accrued expenses                                                  137,055          99,485         116,501
        Increase (decrease) in deferred revenue and security deposits                  25,908         150,835         (37,261)
                                                                                 ------------    ------------    ------------
            Net cash provided by operating activities                               1,592,811       3,062,714       2,168,797
                                                                                 ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment                                               (1,355,196)     (1,354,687)     (1,407,445)
  Payment of leasing costs                                                           (700,823)     (1,229,414)       (437,043)
                                                                                 ------------    ------------    ------------
            Net cash used in investing activities                                  (2,056,019)     (2,584,101)     (1,844,488)
                                                                                 ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from mortgage debt                                                         687,527       1,030,937         216,666
  Payments on mortgage debt                                                        (1,299,996)     (1,299,996)     (1,299,996)
  Advances from affiliates                                                          1,132,262         454,166         460,984
                                                                                 ------------    ------------    ------------
            Net cash provided by (used in) financing activities                       519,793         185,107        (622,346)
                                                                                 ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                                   56,585         663,720        (298,037)

Cash and cash equivalents, beginning of year                                        2,015,244       1,351,524       1,649,561
                                                                                 ------------    ------------    ------------

Cash and cash equivalents, end of year                                           $  2,071,829    $  2,015,244    $  1,351,524
                                                                                 ============    ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                         $  6,239,541    $  6,275,582    $  6,567,048
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

     The Managing General Partner of the Partnership is C.R.I., Inc. (CRI), which has a 0.01% general partner interest. Other general partner interests which total 0.99% are held by three individuals affiliated (or formally affiliated) with CRI. Martin C. Schwartzberg retired from CRI and its affiliated business effective January 1, 1996 and has had no role in management of the Partnership since then. The total limited partner interest of 99% is comprised of 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and the remaining 98.99% interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP s former first mortgage lender, as discussed in Note 4, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties, hereinafter referred to as the Special Limited Partners). Since CRCC is a wholly-owned affiliate of CRI, the accompanying financial statements as of December 31, 1997 and 1996, and for each of the three years ended December 31, 1997 have been consolidated with BMCLP.

     Although an entity affiliated with the Partnership has assumed responsibility for management of BMCLP and the Partnership has consolidated its interest therein in the accompanying financial statements, the Partnership has not assumed responsibility for any past or future operating deficits of BMCLP.

     Of the total partners  deficit of $57,779,585, $75,464,637 and $93,170,936 as of December 31, 1997, 1996 and 1995, respectively, $57,534,409, $75,257,437 and $92,993,658, respectively, are not attributable to the partners of the Partnership. The amounts are comprised of cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 of $77,472,839, and cumulative net BMCLP income (losses) of $19,938,430, $2,215,402 and ($15,520,819) as of December 31, 1997, 1996 and 1995, respectively. BMCLP losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.
                                    Liquidity
                                    ---------

     As discussed above, the Partnership s sole investment is its limited partnership interest in BMCLP. BMCLP has experienced cash deficiencies in recent years as cash flow from operations has been insufficient to fund capital and debt service requirements.

     However, subsequent to the November 1994 debt restructuring, as discussed in Note 4, BMCLP s management is of the opinion that cash flow from operations for the year ended December 31, 1998, after funding anticipated capital and debt

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE PARTNERSHIP - Continued

service requirements, will be at a break-even level. To the extent that any cash deficits arise, management may utilize certain working capital reserves established in 1994, as discussed in Note 2, and additional borrowing capacity under its Restated Notes, as discussed in Note 4. However, since access to such reserves and additional borrowings is contingent upon the approval of the BMC Lender Partnership, there can be no assurance that management will be able to fund cash flow deficits should they arise.

     The Partnership does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1998, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of BMCLP, it is unlikely that the Partnership will receive any cash distribution from its investment in BMCLP in 1998 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP s mortgage notes. However, the Managing General Partner, CRI, has represented a willingness to fund projected cash flow requirements of the Partnership for the year ending December 31, 1998.


2.   SIGNIFICANT ACCOUNTING POLICIES

     a.   Basis of presentation
          ---------------------

          The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles and include the accounts of the Partnership and BMCLP. All intercompany transactions have been eliminated in consolidation.

     b.   Consolidation
          -------------

          As discussed in Note 1, the Partnership consolidated its interest in BMCLP in 1992. The accompanying balance sheets as of December 31, 1997 and 1996, reflect all the accounts of both the Partnership and BMCLP. Additionally, the consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995, include the Partnership s and BMCLP s operations for the entire year.

     c.   Use of estimates
          ----------------

          In preparing the consolidated financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all time and demand deposits with original maturities of three months or less. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     e.   Restricted cash and cash equivalents
          ------------------------------------

          The $2,433,117 and $1,801,023 as of December 31, 1997 and 1996,
     respectively, in restricted cash and cash equivalents includes $1,106,154 and $828,654 in working capital reserves as of December 31, 1997 and 1996, respectively. The Partnership received the working capital reserves as proceeds in connection with the restructuring of its mortgage debt, as discussed in Note 4. These funds are held in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to the refinance lenders. Of this amount, $832,500 and $555,000 of the working capital reserves were held by the Restated First Mortgage Note lender (as defined in Note 4) as of December 31, 1997 and 1996, respectively. Additionally, $273,654 of the working capital reserves are held by the Restated Second Mortgage Note lender (as defined in Note 4) as of both December 31, 1997 and 1996. The remaining $1,326,963 and $972,369 of the restricted cash and cash equivalents balance as of December 31, 1997 and 1996, respectively, represents the balances in an escrow account for property taxes and ground rent as required by the Restated First Mortgage Note lender and another miscellaneous escrow. Amounts in the escrow account are funded from cash flow from operations. The Partnership has determined that the carrying amount of its restricted cash and cash equivalents approximates fair value.

     f.   Accounts receivable
          -------------------

          Accounts receivable, consisting primarily of trade related receivables, are stated at cost less an allowance for accounts deemed uncollectible of $86,439 and $69,465 at December 31, 1997 and 1996, respectively.

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

          Buildings                       40 years
          Tenant improvements           5-15 years
          Furniture and equipment
            (half year convention)         5 years

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

          Additions to property and equipment were $1,355,196 and $1,354,687 in 1997 and 1996, respectively. The additions in each year were less than 10% of the beginning balance of property and equipment and were primarily comprised of hotel furniture and fixtures, renovations performed on the Hotel, and leasehold improvements to the Office Building. There were no significant retirements in 1997 or 1996.

     h.   Deferred charges
          ----------------

          Deferred charges include mortgage note financing costs and costs related to leasing space to tenants of the Office Building. Deferred financing costs are amortized as interest expense using the effective interest method over the life of the related debt. Deferred leasing costs are amortized over the term of the related lease using the straight-line method.

          Net deferred charges of $2,878,253 and $2,785,249 as of December 31, 1997 and 1996, respectively, consist of $1,759,336 of deferred financing costs related to the mortgage debt restructuring, as discussed in Note 4, and $4,307,732 and $3,606,909, respectively, of leasing costs incurred to lease office space at the Office Building. These deferred amounts are presented in the accompanying consolidated balance sheets net of accumulated amortization of $3,188,815 and $2,580,996 as of December 31, 1997 and 1996, respectively.

     i.   Reclassifications
          -----------------

          Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform them with the 1997 presentation.

     j.   Deferred revenue and security deposits
          --------------------------------------

          Deferred revenue and security deposits represent funds received in advance from tenants of the Office Building.

     k.   Rental income and deferred rent receivable
          ------------------------------------------

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

     l.   Income taxes
          ------------

          No provision has been made for income taxes in the accompanying consolidated financial statements because the Partnership allocates profits and losses to the individual partners for Federal and state income tax purposes.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership has invested $42,500,100 in cash in BMCLP through December 31, 1997, to acquire a 92.5% limited partnership interest. Prior to June 15, 1992, the Partnership s investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, as discussed in Note 1, subsequent to June 15, 1992, the Partnership s investment in BMCLP has been consolidated in the accompanying consolidated financial statements.

     Condensed financial information of the Partnership on an unconsolidated basis follows.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

                                  BALANCE SHEETS

                                                                                    December 31,
                                                                             ----------------------------
                                                                                 1997            1996
                                                                             ------------     ------------
Total assets                                                                 $        116     $        116
                                                                             ============     ============

Accounts payable                                                             $    245,292     $    207,316
Partners  deficit                                                                (245,176)        (207,200)
                                                                             ------------     ------------
Total liabilities and partners' deficit                                      $        116     $        116
                                                                             ============     ============

                          STATEMENTS OF OPERATIONS

                                                                                    For the years ended December 31,
                                                                             -----------------------------------------------
                                                                                 1997             1996              1995
                                                                             ------------     ------------      ------------
Revenues                                                                     $         --     $         --      $          3
Professional fees                                                                 (29,995)         (21,650)          (22,971)
Other                                                                              (7,981)          (8,272)           (8,630)
                                                                             ------------     ------------      ------------
     Net loss                                                                $    (37,976)    $    (29,922)     $    (31,598)
                                                                             ============     ============      ============


                          STATEMENTS OF CASH FLOWS

                                                                                    For the years ended December 31,
                                                                             ----------------------------------------------
                                                                                 1997             1996              1995
                                                                             ------------     ------------      ------------
Net cash used in operating activities                                        $    (37,976)    $    (29,922)     $    (31,598)
Net cash provided by financing activities                                          37,976           29,922            31,601
                                                                             ------------     ------------      ------------
Net increase in cash and cash equivalents                                              --               --                 3
Cash and cash equivalents, beginning of year                                          116              116               113
                                                                             ------------     ------------      ------------
Cash and cash equivalents, end of year                                       $        116     $        116      $        116
                                                                             ============     ============      ============


                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of BMCLP on an unconsolidated basis follows.

                                BALANCE SHEETS

                                                                                     December 31,
                                                                             -----------------------------
                                                                                 1997             1996
                                                                             ------------     ------------
Investment in real estate, at cost, net                                      $ 79,633,610     $ 82,670,172
Current assets                                                                  6,801,087        5,605,708
Other assets                                                                    3,885,195        3,667,575
                                                                             ------------     ------------
     Total assets                                                            $ 90,319,892     $ 91,943,455
                                                                             ============     ============

Current liabilities                                                          $ 11,667,686     $ 10,462,744
Other liabilities                                                             136,186,615      156,738,148
Partners  deficit                                                             (57,534,409)     (75,257,437)
                                                                             ------------     ------------
     Total liabilities and partners  deficit                                 $ 90,319,892     $ 91,943,455
                                                                             ============     ============


                           STATEMENTS OF OPERATIONS

                                                                                    For the years ended December 31,
                                                                             -----------------------------------------------
                                                                                 1997             1996              1995
                                                                             ------------     ------------      ------------
Revenue                                                                      $ 29,130,583     $ 27,920,327      $ 26,598,391
Expenses                                                                      (25,537,061)     (24,524,406)      (24,206,378)
                                                                             ------------     ------------      ------------
Net income before extraordinary item                                            3,593,522        3,395,921         2,392,013

Extraordinary item - gain on debt forgiveness                                  14,129,506       14,340,300        13,825,315
                                                                             ------------     ------------      ------------
Net income                                                                   $ 17,723,028     $ 17,736,221      $ 16,217,328
                                                                             ============     ============      ============


     During 1997 and 1996, the Partnership did not invest any cash in BMCLP. No cash distributions were made to the Partnership by BMCLP in 1997, 1996 or 1995.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     A reconciliation of BMCLP's financial statement net income to its tax return net loss follows.


                                                                                    For the years ended December 31,
                                                                             -----------------------------------------------
                                                                                 1997             1996              1995
                                                                             ------------     ------------      ------------
Financial statement net income                                               $ 17,723,028     $ 17,736,221      $ 16,217,328

Net adjustments for tax return purposes:
  Additional depreciation and amortization
    allowed for tax purposes                                                     (733,003)        (653,502)         (956,169)
  Cash rents received (under) over in excess of rental income                    (169,895)         176,420           492,112
  Gain on debt forgiveness                                                    (14,129,506)     (14,205,310)      (14,018,044)
  Interest expense reversal                                                    (6,247,288)      (6,152,397)       (6,567,046)
  Meals and entertainment                                                          20,537           38,746            48,622
  Other                                                                           181,305          (98,789)           48,382
                                                                             ------------     ------------      ------------
Tax return net loss                                                          $ (3,354,822)    $ (3,158,611)     $ (4,734,815)
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

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   MORTGAGE DEBT - Continued

                     Modifications to Original Mortgage Debt
                     ---------------------------------------

     On October 12, 1990, BMCLP was notified by Great Western that an event of default had occurred related to the nonpayment of its debt service obligation under the First and Second Mortgage Notes (collectively, the Notes). In 1992, BMCLP reached an agreement with Great Western to modify the terms of the Notes as discussed below.

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

     The modification provided for interest to be accrued at the stated rate, adjusted as set forth in the original Notes, and for interest payments in an amount equal to all of BMCLP's net cash flow, as defined, to be due and payable monthly. All accrued but unpaid interest was added to principal and was to be due in full at maturity. No regular principal payments were required.

     The modification also provided for quarterly payments (Excess Payments) to be paid to Great Western beginning March 1992. However, BMCLP paid all net cash flow to Great Western, and, therefore, did not itself have cash to make the Excess Payments. These Excess Payments were partially funded to Great Western from management fees waived by Hyatt and those deferred by Realty and Capitol Hotel Group (CHG), an affiliate of the General Partners. During 1994, BMCLP was advanced a total of $193,916, including accrued interest, from CRI for the payments of the Excess Payments due. BMCLP paid $796,876 of Excess Payments to Great Western in 1994, as required. Under the restructured debt, which occurred November 16, 1994, as discussed below, no further Excess Payments were required.

                     Restructuring of Original Mortgage Debt
                     ---------------------------------------

     On November 16, 1994, Great Western sold the Notes to BMC Lender Partnership (BMC), an unaffiliated entity. BMC sold the First Mortgage Note to General Electric Capital Corporation (GECC), which amended and restated the First Mortgage Note (the Restated First Mortgage Note) to a principal amount of $48,000,000. BMC amended and restated the Second Mortgage Note (the Restated Second Mortgage Note) (collectively, the Restated Notes) to a principal amount of $10,000,000 advanced at closing. Of the total $58 million principal amount of the Restated Notes, $55 million was paid to Great Western in consideration for the Notes, approximately $1.8 million was used to fund loan fees and related costs on behalf of BMCLP, approximately $200,000 was used to fund interest and insurance premiums at the closing date, and the remaining amount of approximately $1.0 million was deposited into an escrow account restricted for working capital requirements, as discussed in Note 2.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   MORTGAGE DEBT - Continued

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which, at December 31, 1997 and 1996 was 5.79% and 5.53%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew, or if they cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date, which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements, but may be used to fund other cash flow needs as well. For the years ended December 31, 1997, 1996 and 1995, advances from GECC, and interest accrued thereon, totalled $687,527, $1,030,937 and $216,666, respectively. These advances were used for capital improvements, tenant improvements and leasing commissions.

     Annual principal payments due on the Restated First Mortgage Note follow.

                         1998                     $  1,299,996
                         1999                        1,299,996
                         2000                        1,299,996
                         2001                       40,417,016
                                                  ------------
                              Total               $ 44,317,004
                                                  ============

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995, as discussed in Note 2 to the consolidated financial statements. As of December 31, 1997 and 1996, the interest reserve balance was $832,500 and $555,000, respectively.

     The Restated Second Mortgage Note stipulates that 16% interest is payable monthly from available cash flow, as defined, on a cumulative basis. Based on the provisions of the Restated Second Mortgage Note, BMCLP s cash flow from operations shall be disbursed in priority, as follows.

     (1)  Debt service and reserves on the Restated First Mortgage Note.

     (2) Establishment of working capital reserves of $50,000 plus an amount reasonably required to pay ordinary and necessary expenses of operations.

     (3) Debt service on the Restated Second Mortgage Note (to the extent of available cash flow).

     (4) Principal and interest on additional advances, as discussed below, if any, made to BMCLP by BMC.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   MORTGAGE DEBT - Continued

     (5) 75% of the remaining net cash flow (as defined) to BMC and 25% of the remaining net cash flow to BMCLP (less up to $50,000 per year to cover management and administrative costs of the Partnership and/or CRCC), subject to the establishment of the reserves as stipulated in the agreement, as discussed below.

     Furthermore, BMC is entitled to an Economic Value Participation Interest as defined which requires BMCLP to pay the following at the sale of the property or maturity date of the Restated Notes.

     (1) 75% of the amount by which the Economic Value of the Development, as defined, up to $100 million exceeds the unpaid principal balance and accrued interest under the Restated Notes, and

     (2)  50% of the Economic Value in excess of $100 million.

In general, the Economic Value is defined by the Restated Second Mortgage Note as the value of the Development as determined by the Partnership or the average of three independent appraisals, if deemed necessary by BMC.

     In 1997, 1996 and 1995, $150,000, $150,000 and $300,000, respectively, were paid to BMC as 75% of remaining net cash flow for 1996, 1995 and 1994, respectively; such amounts are included in net cash flow participation in the accompanying consolidated statements of operations. Also in 1997, 1996 and 1995, $50,000 was paid each year to CRCC as management fees for 1996, 1995 and 1994, respectively; such amounts are included in management fees in the accompanying consolidated statements of operations. Additionally, $150,000 and $50,000 were accrued as of both December 31, 1997 and December 31, 1996 for fiscal years 1997 and 1996, respectively, for net cash flow participation and management fees, respectively.

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5 million in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of December 31, 1997, no additional advances have been made.

     BMC required that BMCLP deposit a deed in lieu of foreclosure in escrow to be recordable in the event of a default under the Restated Second Mortgage Note. CRCC agreed to amend and restate various "no bankruptcy" agreements of the type the original lender, Great Western, had required of it and certain affiliates. The new agreements are not secured or guaranteed, but a default thereunder could trigger the recordation of the escrowed deed in lieu of foreclosure. One event of default would occur if an entity other than CRCC became a General Partner of BMCLP (and could potentially put BMCLP in bankruptcy).

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   MORTGAGE DEBT - Continued

account and can be used by BMCLP to fund any operating expenses by demonstrating the need for such funds to BMC. As of both December 31, 1997 and December 31, 1996, the balance in the escrow account was $273,654. There were no withdrawals from or deposits to the reserve by BMCLP during 1997. During 1996 and 1995, BMCLP withdrew $715,000 and $400,000, respectively, from the reserve to fund costs of leasing and operating expenses and to help pay interest on the Restated Second Mortgage Note. Additionally, during 1996 and 1995, BMCLP deposited $250,000 and $100,000, respectively, to replenish the reserve.

     In connection with the debt restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest is to be deferred without interest and is to be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any Maturity Date under the Restated Notes. As of December 31, 1997 and 1996, accrued interest of approximately $3,319,500 and $3,049,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow, as defined in the agreement, was available for repayment of this note during 1997, 1996 or 1995.

                                DEBT FORGIVENESS
                                ----------------

     BMCLP's outstanding obligation under the First Restated Note prior to the restructuring was $178,373,753. The carrying amount of the outstanding principal and accrued interest that was forgiven based on the assignment and subsequent restatement of the First Mortgage Note is presented as deferred gain on debt forgiveness in the accompanying consolidated balance sheets. This amount is being amortized as an extraordinary gain over the remaining term of the Restated First Mortgage Note based on a constant effective yield as required by Statement of Financial Accounting Standards No. 15 (SFAS 15), "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

     Based on the Restated First Mortgage Note s interest rate of 10.04% and 9.78% in effect at December 31, 1997 and 1996, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $62,774,907 and $67,453,640 at December 31, 1997 and 1996, respectively, including additional draws subsequent to the restructuring. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $117,266,883 and $136,886,036 at December 31, 1997 and 1996, respectively), SFAS
15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is calculated. Accordingly, the $54,491,976 and $69,432,396 difference between the carrying value and total future obligation of the debt at December 31, 1997 and

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   MORTGAGE DEBT - Continued

1996, respectively, was deferred and is being amortized into income as extraordinary gain on debt forgiveness in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the years ended December 31, 1997, 1996 and 1995, $551,054, $990,767 and $4,556,760,
respectively, was reclassified from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from an increase in the future obligation based on changes in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as extraordinary gain over the remaining term of the Restated First Mortgage Note.

     For the years ended December 31, 1997, 1996 and 1995, amortization of this deferred debt forgiveness amounted to $14,389,366, $14,600,160 and $14,085,175, respectively. The amortization of deferred gain is included in the extraordinary item of $14,129,506, $14,340,300 and $13,825,315 at December 31,
1997, 1996 and 1995, respectively, in the accompanying consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $259,860, $259,860 and $259,860, respectively, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the years ended December 31, 1997 and 1996 amounted to $259,860 in each year and was added to the principal balance of the Restated Second Mortgage Note.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Investments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that the carrying amount of the total future obligation of the Restated First Mortgage Note, which represents the estimated total future obligation of principal and interest, approximates fair value based on the variable nature of the Restated First Mortgage Note's interest rate. Because future debt service payments are contingent upon changes in the underlying index upon which the interest rate is calculated, the total future obligation of the Restated First Mortgage Note is expected to fluctuate with changing market rates of interest. The Partnership has determined that it is not practicable to estimate the fair value for the Restated Second Mortgage Note or the Third Mortgage Note due to: (1) the lack of an active market for these types of financial instruments, (2) the variable nature of the remaining net cash flow payments payable to BMC under the Restated Second Mortgage Note, as discussed above, (3) the variable nature of the Third Mortgage Note's interest payments as a result of its dependence on available

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   MORTGAGE DEBT - Continued

cash flow from BMCLP, and (4) the excessive costs associated with an independent appraisal of the Restated Second Mortgage Note and the Third Mortgage Note.


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

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   RECONCILIATION OF FINANCIAL STATEMENTNET INCOME
          TO TAX RETURN NET LOSS

     A reconciliation of the Partnership s financial statement net income to its tax return net loss follows.


                                                                                  For the years ended December 31,
                                                                      ------------------------------------------------------
                                                                          1997                 1996                 1995
                                                                      ------------         ------------         ------------
Financial statement net income                                        $ 17,685,052         $ 17,706,299         $ 16,185,730

Net adjustments for tax return purposes:
  Additional depreciation and amortization
    allowed for tax purposes                                              (733,003)            (653,502)            (956,169)
  Cash rents received (less than) in excess of rental income              (169,895)             172,420              492,112
  Increase in amortization                                                 (20,868)             (20,868)             (20,868)
  Gain on debt forgiveness                                             (14,129,506)         (14,205,310)         (14,018,044)
  Meals and entertainment                                                   20,537               38,746               48,622
  Interest expense reversal                                             (6,247,288)          (6,152,397)          (6,567,046)
  Other                                                                    181,305              (98,789)              48,382
                                                                      ------------         ------------         ------------
Tax return net loss                                                   $ (3,413,666)        $ (3,213,401)        $ (4,787,281)
                                                                      ============         ============         ============


7.   COMMITMENTS AND CONTINGENCIES

                              Management Agreements
                              ---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a base management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined, for the years ended December 31, 1997 and 1996. For the year ended December 31, 1995, the base management fee was 3% (pursuant to a modification of the agreement in connection with the debt restructuring). Management fees paid to Hyatt for the years ended December 31, 1997, 1996 and 1995, were approximately $788,000, $734,000 and $520,000, respectively. The incentive fees earned, as discussed in Note 8, for the years ending December 31, 1997, 1996 and 1995 were approximately $466,000, $356,000 and $232,000, respectively, which have not been paid and are included in due to affiliates in the accompanying consolidated balance sheets.

     BMCLP can terminate the Hotel Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1995 (referred to as the Sixth Full Year), the Owner's Remittance (as defined) is less than the annual principal and interest payments paid on the first mortgage note (presently the Restated First Mortgage Note), up to a maximum of $6,250,000. This shortfall occurred in 1996 and 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   COMMITMENTS AND CONTINGENCIES - Continued

not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt began negotiating a new Hotel Management Agreement with a lower fee. Currently, BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Hotel Management Agreement. However, during these negotiations, Hyatt asserted that the determination of whether or not a shortfall had occurred must be based on the portion of the Restated First Mortgage Note allocable to the Hotel, rather than the entire debt service, and that based on their analysis, a shortfall may not have occurred in 1996 or 1997. BMCLP vigorously disagrees with this assertion, and is presently considering its options. Management cannot currently project the impact on the accompanying consolidated financial statements of the outcome of these negotiations.

     Pursuant to the management agreement, Hyatt also provides "chain services" to the Hotel such as promotion services, advertising, and centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of December 31, 1997 and 1996, approximately $110,000 and $134,000, respectively, of this related party payable are recorded as due to affiliates in the accompanying financial statements.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined) in fiscal years 1997, 1996 and 1995, respectively. Unexpended reserves are recorded as escrows and deposits within the accompanying financial statements. The reserve balances included in escrows and deposits at December 31, 1997 and 1996, were approximately $391,000 and $342,000, respectively.

     BMCLP entered into a management agreement with Realty, an affiliate prior to July 1, 1988, of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty was to manage the Office Building for a term of 20 years commencing with the date the Office Building opened. Under the terms of that agreement, Realty received a monthly management fee equal to 4% of all income collected from the operation of the Office Building. Realty had agreed to allow BMCLP to defer payments of all management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt. In connection with the debt restructuring, which occurred November 16, 1994, BMC Lender Partnership (the holder of the Restated Second Mortgage Note) paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total revenues. Management fees for the years ended December 31, 1997, 1996 and 1995, were approximately $403,000, $401,000 and $391,000, respectively.

     BMCLP constructed its buildings on land it leases from WMATA. WMATA asserted claims against BMCLP concerning the deterioration of the concrete slab in areas that WMATA has used as a bus terminal and Kiss & Ride area since 1985. WMATA asserted that the deterioration was due to construction defects, but BMCLP took the position that the deterioration was due to improper maintenance. The deterioration reached the point that BMCLP's parking garage, which underlies the concrete slab, could have been damaged. Accordingly, although BMCLP denied any legal liability for the repair of the concrete slab, it agreed to contribute $100,000 toward repair of the deck in exchange for a full release of any and all

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   COMMITMENTS AND CONTINGENCIES - Continued

claims WMATA may have with respect to the design and construction issues. The estimated cost for repair was approximately $1,000,000, of which WMATA paid all but the $100,000 contributed by BMCLP. BMCLP negotiated a release with WMATA, and in July 1996 submitted it together with the $100,000. On September 26, 1996 the release and a settlement agreement were signed, thus releasing BMCLP from any liability over $100,000. At such time the $100,000 was transferred to WMATA. The settlement agreement specifies work to be performed and WMATA's use of BMCLP's parking garage space for structural shoring during its repairs of the overhead concrete deck. The repair work began during July 1997 and was concluded during early 1998.

                                  Ground Leases
                                  -------------

     BMCLP entered into a ground lease with WMATA for land on which the Development is built. The land lease expires on November 30, 2031, and can be renewed for an additional 49 years at the option of BMCLP. The agreement provides for $400,000 minimum quarterly rental payments. Additional rent is payable at the rate of 7.5% of annual gross receipts in excess of $31,000,000. No additional rent was due or paid for 1997, 1996, or 1995.

     Future minimum rental payments under the ground lease follow.

                    Year Ended
                    December 31,
                    ------------
                       1998                            $  1,600,000
                       1999                               1,600,000
                       2000                               1,600,000
                       2001                               1,600,000
                       2002                               1,600,000
                       Thereafter                        46,400,000
                                                       ------------
                            Total                      $ 54,400,000
                                                       ============

                    Examination of Federal Income Tax Return
                    ----------------------------------------

     The 1994 federal income tax return of BMCLP is being examined by the Internal Revenue Service, primarily due to the refinancing of the Notes resulting in cancellation of debt income to the Partnership. Management cannot currently project the impact on the accompanying consolidated financial statements of the outcome of the examination.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   RELATED-PARTY TRANSACTIONS

     A summary of amounts due to affiliates follows.


                          Balance at                           Balance at                          Balance at
     Related              January 1,                          December 31,                        December 31,
     Party                  1996              Additions           1996            Additions          1997
     -------             ------------        -----------      ------------       -----------      ------------
     CRI                 $   289,659         $    52,899      $    342,558       $    63,252      $    405,810
     CHG                   1,128,700              86,886         1,215,586            88,275         1,303,861
     Realty                  972,233                  --           972,233           538,895         1,511,128
     Hyatt                   639,053             314,381           953,434           441,840         1,395,274
                         -----------         -----------      ------------       -----------      ------------
                         $ 3,029,645         $   454,166      $  3,483,811       $ 1,132,262      $  4,616,073
                         ===========         ===========      ============       ===========      ============


     The $405,810 and $342,558 due to CRI as of December 31, 1997 and 1996, respectively, is partially comprised of $107,103 of advances to BMCLP to fund Excess Payments due on its former mortgages with Great Western. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, the $1,303,861 and $1,215,586 due to CHG as of December 31, 1997 and 1996, respectively, and $1,511,128 and $972,233 due to Realty as of December 31, 1997 and 1996,
respectively, represent advances, and interest accrued thereon, made to BMCLP to fund Excess Payments on the Great Western mortgages, as discussed in Note 4.
The advances from CRI, CHG and Realty accrue interest at the prime rate (8.5% as of December 31, 1997) plus 1% in accordance with the Partnership Agreement. These advances plus any accrued interest will be repaid subject to cash availability as defined by the BMCLP partnership agreement and the Restated Notes, as discussed in Note 4. Finally, the $1,395,274 and $953,434 due to Hyatt as of December 31, 1997 and 1996, respectively, consist of $1,085,429 and $819,679, respectively, of incentive management fees earned under its management agreement with BMCLP and is due subject to Hyatt meeting certain performance standards as defined in the management agreement. The remaining balance consists of trade payables to Hyatt for various services as described in Note 7.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 4. CRCC received payments of $50,000 in each of 1997, 1996 and 1995 from remaining net cash flow relating to 1996, 1995 and 1994, respectively. Additionally, $50,000 was accrued as of December 31, 1997 for fiscal year 1997 management fees, as described in Note 4.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the Partnership Agreement. No such incentive management fee was earned or paid in 1997, 1996, or 1995.

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


9.   RENTAL INCOME UNDER OPERATING LEASES

     BMCLP s principal leasing activities consist of office space rentals under operating leases. Future minimum rental receipts under noncancelable leases follow.

               Year Ended
               December 31,
               ------------

                  1998                            $  4,932,738
                  1999                               4,490,040
                  2000                               4,452,866
                  2001                               3,928,653
                  2002                               2,866,091
                  Thereafter                         6,789,862
                                                  ------------
                       Total                      $ 27,460,250
                                                  ============

     BMCLP has entered into a parking lease with Monument Parking Co., Inc., dated March 14, 1983, for a term of 30 years commencing with the date the garage opened. Under the terms of this agreement, BMCLP receives all adjusted net gross receipts up to $1,500,000, and a percentage of fees in excess of $1,500,000, as stipulated in the agreement.


10.  DUE TO GUARANTOR OF OPERATING DEFICITS

     Pursuant to the BMCLP partnership agreement and operating deficit guarantee agreement, R&KCC, an affiliate of the Special Limited Partners, has guaranteed the funding of all BMCLP operating deficits up to $15,600,000. To satisfy a portion of this obligation, the shareholders of R&KCC arranged for the original Second Mortgage Note as described in Note 4. Upon R&KCC s discontinuance of business, the Special Limited Partners assumed the obligations for funding operating deficits. The total due to R&KCC with respect to operating deficit loans, including accrued interest, is $2,490,352 and $2,367,168 as of December 31, 1997 and 1996, respectively. Interest on amounts advanced to BMCLP for operating deficits is 1% over the prime rate (8.5% as of December 31, 1997) and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,251,465 and $1,128,281 at December 31, 1997 and 1996, respectively, and has been added to the original advance amount and classified as due to guarantor of operating deficits in the accompanying consolidated balance sheets. For the years ended December 31, 1997 and 1996, no amounts were advanced to the BMCLP for operating deficits because the Special Limited Partners have represented that their net worth is not significant, their assets are very illiquid, and they do not have resources to meet their operating deficit obligations.

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                          Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically