Form 10-Q
period 1998-03-31
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1998-05-15
CIK 780348

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1998
                                   --------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1998)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1998
            and December 31, 1997 . . . . . . . . . . . . . .      1

          Consolidated Statements of Operations - for the
            three months ended March 31, 1998 and 1997  . . .      2-3

          Consolidated Statement of Changes in Partners'
            Deficit - for the three months ended
            March 31, 1998  . . . . . . . . . . . . . . . . .      4

          Consolidated Statements of Cash Flows - for the three
            months ended March 31, 1998 and 1997  . . . . . .      5

          Notes to Consolidated Financial Statements  . . . .      6-16


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      17-21

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      22

Signatures    . . . . . . . . . . . . . . . . . . . . . . . .      23

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      24

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                                                                March 31,        December 31,
                                                                                                  1998              1997
                                                                                              -------------     -------------
                                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                                                   $   2,882,748     $   2,071,829
  Restricted cash and cash equivalents                                                            2,747,422         2,433,117
  Accounts receivable, less allowance for doubtful accounts
    of $85,324 and $86,439, respectively                                                          1,539,430         1,317,229
  Prepaid expenses                                                                                  556,434           771,659
  Current portion of deferred rent receivable                                                       136,579           136,579
  Inventory and other                                                                                69,109            70,790
                                                                                              -------------     -------------
          Total current assets                                                                    7,931,722         6,801,203
                                                                                              -------------     -------------
Property and equipment:
  Buildings and tenant improvements                                                             123,296,689       123,255,734
  Furniture and equipment                                                                        15,597,245        15,514,277
                                                                                              -------------     -------------
                                                                                                138,893,934       138,770,011
  Less-accumulated depreciation                                                                 (60,198,657)      (59,136,401)
                                                                                              -------------     -------------
                                                                                                 78,695,277        79,633,610
                                                                                              -------------     -------------
Other assets:
  Deferred charges, less accumulated amortization of
    $3,340,098 and $3,188,815, respectively                                                       2,788,725         2,878,253
  Deferred rent receivable, less reserve of $171,763                                                550,472           550,472
  Escrows and deposits                                                                              520,650           456,470
                                                                                              -------------     -------------
                                                                                                  3,859,847         3,885,195
                                                                                              -------------     -------------
          Total assets                                                                        $  90,486,846     $  90,320,008
                                                                                              =============     =============

















                  The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND PARTNERS' DEFICIT


                                                                                                March 31,        December 31,
                                                                                                  1998              1997
                                                                                              -------------     -------------
                                                                                               (Unaudited)
Current liabilities:
  Current portion of first mortgage note                                                      $   5,569,252     $   5,748,221
  Accounts payable                                                                                  561,767           551,409
  Accrued expenses                                                                                1,140,427           997,275
  Due to affiliates                                                                               4,720,901         4,616,073
                                                                                              -------------     -------------
          Total current liabilities                                                              11,992,347        11,912,978

First mortgage note                                                                              55,672,959        57,026,686
Second mortgage note                                                                             14,984,852        15,325,443
Third mortgage note                                                                               6,387,000         6,319,500
Due to guarantor of operating deficits                                                            2,521,147         2,490,352
Deferred gain on debt forgiveness                                                                51,283,208        54,491,976
Deferred revenue and security deposits                                                              591,267           532,658
                                                                                              -------------     -------------
          Total liabilities                                                                     143,432,780       148,099,593
                                                                                              -------------     -------------
Commitments and contingencies

Partners' deficit                                                                               (52,945,934)      (57,779,585)
                                                                                              -------------     -------------
          Total liabilities and partners' deficit                                             $  90,486,846     $  90,320,008
                                                                                              =============     =============























                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                                -----------------------------
                                                                                                    1998             1997
                                                                                                ------------     ------------
Revenue:
  Rooms                                                                                         $  3,476,404     $  2,993,874
  Food and beverage                                                                                1,412,214        1,286,333
  Telephone                                                                                          149,487          135,913
  Office, retail and parking rentals                                                               2,512,046        2,238,565
  Other                                                                                               27,304           20,536
                                                                                                ------------     ------------
                                                                                                   7,577,455        6,675,221
                                                                                                ------------     ------------
Departmental expenses:
  Rooms                                                                                              770,210          683,989
  Food and beverage                                                                                1,121,491        1,064,891
  Telephone                                                                                           86,893          100,717
                                                                                                ------------     ------------
                                                                                                   1,978,594        1,849,597
                                                                                                ------------     ------------

Other operating expenses:
  Administrative                                                                                     590,385          446,393
  Marketing                                                                                          315,154          292,894
  Energy costs                                                                                       380,910          369,147
  Property operations and maintenance                                                                498,345          493,584
                                                                                                ------------     ------------
                                                                                                   1,784,794        1,602,018
                                                                                                ------------     ------------
Operating income before other income, fixed
  charges and other deductions and extraordinary item                                              3,814,067        3,223,606
                                                                                                ------------     ------------

Other income                                                                                          10,709            8,610
                                                                                                ------------     ------------
Fixed charges and other deductions:
  Depreciation                                                                                     1,062,256        1,203,064
  Amortization                                                                                        88,462          130,860
  Interest expense                                                                                   260,598          220,902
  Management fees                                                                                    297,458          257,490
  Real estate and personal property taxes                                                            259,015          254,371
  Ground rent                                                                                        400,000          400,000
  Other                                                                                               95,144          105,339
                                                                                                ------------     ------------
                                                                                                   2,462,933        2,572,026
                                                                                                ------------     ------------





                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                   (Unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                                -----------------------------
                                                                                                    1998             1997
                                                                                                ------------     ------------
Net income before extraordinary item                                                               1,361,843          660,190

Extraordinary item-gain on debt forgiveness                                                        3,471,808        3,501,208
                                                                                                ------------     ------------
Net income                                                                                         4,833,651        4,161,398

Total income attributed to minority interest                                                      (4,841,364)      (4,169,664)
                                                                                                ------------     ------------

Net loss attributed to Partnership                                                              $     (7,713)    $     (8,266)
                                                                                                ============     ============

Net loss allocated to General
   Partners and affiliated Initial
   Limited Partner (1.01%)                                                                      $        (78)    $        (83)
                                                                                                ============     ============
Net loss allocated to Additional
   Limited Partners (98.99%)                                                                    $     (7,635)    $     (8,183)
                                                                                                ============     ============
Net loss per unit of Additional Limited
   Partnership interest based 600 units
   issued and outstanding                                                                       $     (12.73)    $     (13.64)
                                                                                                ============     ============
























                   The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)


                                                                                             Losses not
                                                           General          Limited          Allocable
                                                           Partners         Partners         to Partners            Total
                                                           ---------        --------        -------------       -------------
Balance, December 31, 1997                                 $(529,758)       $284,582        $ (57,534,409)      $ (57,779,585)

  Net loss attributed to Partnership                             (78)         (7,635)                  --              (7,713)

  Total income attributed to minority
    interest                                                      --              --            4,841,364           4,841,364
                                                           ---------        --------        -------------       -------------
Balance, March 31, 1998                                    $(529,836)       $276,947        $(52,693,045)       $ (52,945,934)
                                                           =========        ========        =============       =============





































                  The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                               For the three months ended
                                                                                                         March 31,
                                                                                             -------------------------------
                                                                                                 1998               1997
                                                                                             ------------       ------------
Cash flows from operating activities:
  Net income                                                                                 $  4,833,651       $  4,161,398

  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation                                                                                1,062,256          1,203,064
    Amortization                                                                                   88,462            130,860
    Extraordinary item-gain on debt forgiveness                                                (3,471,808)        (3,501,208)
    Interest expense related to the amortization of financing costs                                62,822             62,822
    Net interest expense added to debt                                                             98,296             98,296
    Interest payments treated as a reduction in mortgage debt                                  (1,551,034)        (1,540,697)

    Changes in assets and liabilities:
      Increase in restricted cash and cash equivalents                                           (314,305)          (395,492)
      Increase in accounts receivable, net                                                       (222,201)          (481,953)
      Decrease in prepaid expenses                                                                215,220            241,698
      Decrease in inventory and other                                                               1,681              5,799
      (Increase) decrease in escrows and deposits                                                 (64,180)            59,657
      Increase in accounts payable                                                                 10,358            292,028
      Increase (decrease) in accrued expenses                                                     143,152           (126,704)
      Increase (decrease) in deferred revenue and security deposits                                58,609           (221,967)
                                                                                             ------------       ------------
         Net cash provided by (used in) operating activities                                      950,979            (12,399)
                                                                                             ------------       ------------
Cash flows from investing activities:
  Purchase of building improvements                                                               (40,955)          (198,260)
  Purchase of furniture and equipment                                                             (82,968)          (183,396)
  Payment of leasing costs                                                                        (61,751)          (176,691)
                                                                                             ------------       ------------
         Net cash used in investing activities                                                   (185,674)          (558,347)
                                                                                             ------------       ------------
Cash flows from financing activities:
  Proceeds from mortgage debt                                                                     265,785            206,979
  Payment on mortgage debt                                                                       (324,999)          (324,999)
  Advances from affiliates                                                                        104,828            126,514
                                                                                             ------------       ------------
         Net cash provided by financing activities                                                 45,614              8,494
                                                                                             ------------       ------------
Net increase (decrease) in cash and cash equivalents                                              810,919           (562,252)
Cash and cash equivalents, beginning of period                                                  2,071,829          2,015,244
                                                                                             ------------       ------------
Cash and cash equivalents, end of period                                                     $  2,882,748       $  1,452,992
                                                                                             ============       ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                   $  1,551,034       $  1,540,697
                                                                                             ============       ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position of Capital Income Properties-C Limited Partnership (the Partnership) as of March 31, 1998 and the results of its consolidated operations and its cash flows for the three months ended March 31, 1998 and 1997.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Partnership's annual report filed on Form
10-K at December 31, 1997.

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform them with the 1998 presentation.

2.   THE PARTNERSHIP

     The Partnership, a District of Columbia limited partnership, was organized as of December 15, 1984. The purpose of the Partnership is to invest in real estate by acquiring and holding a limited partnership interest in Bethesda Metro Center Limited Partnership (BMCLP). BMCLP owns and operates a 381-room hotel known as the Hyatt Regency Bethesda Hotel (the Hotel) and an office building known as Bethesda Metro Office Building (the Office Building) located in Bethesda, Maryland, containing approximately 336,000 square feet of net rentable office space and approximately 18,000 square feet of net rentable retail space. In addition, attached to the structure is a parking facility, for approximately 1,300 cars, serving the entire development.

     CRI, as Managing General Partner of the Partnership, has a 0.01% general partner interest. Other general partner interests, which total 0.99%, are held by three individuals affiliated (or formerly affiliated) with CRI. The total limited partner interest of 99% is comprised of the following: (i) 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and (ii) 98.99% widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP's former first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying unaudited financial statements as of March 31, 1998 and December 31, 1997 and for each of the three-month periods ended March 31, 1998 and 1997 have been consolidated with BMCLP.

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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



2.   THE PARTNERSHIP - Continued

     Therefore, of the total partners deficit of $52,945,934 and $57,779,585 as of March 31, 1998 and December 31, 1997, respectively, $52,693,045 and $57,534,409, respectively, are not attributable to the partners of the Partnership. The amounts not attributable to the partners of the Partnership are comprised of the following: (i) cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 (the date of consolidation) of $77,472,839, plus (ii) cumulative net BMCLP income since June 15, 1992 of $24,779,794 and $19,938,430 as of March 31, 1998 and December 31,
1997, respectively. BMCLP losses/income subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership invested $42,500,100 in cash in BMCLP to acquire a 92.5% limited partnership interest. No capital contributions have been made by the Partnership since 1990 related to this investment. BMCLP losses before June 15, 1992, were not recorded in the accompanying financial statements of the Partnership since cumulative BMCLP losses exceeded the Partnership's investment in 1992. Prior to June 15, 1992, the Partnership's investment in BMCLP was accounted for under the equity method, which prohibits the recognition of investment losses in excess of the original investment. However, subsequent to June 15, 1992, the Partnership's investment in BMCLP has been consolidated in the accompanying financial statements (see Note 2).

     Condensed financial information of the Partnership on an unconsolidated basis follows.

                                 BALANCE SHEETS
                                 --------------


                                                March 31,      December 31,
                                                  1998             1997
                                              ------------     ------------
                                               (Unaudited)
Total assets                                  $        116     $        116
                                              ============     ============

Total liabilities                             $    253,005     $    245,292
Partners' deficit                                 (252,889)        (245,176)
                                              ------------     ------------
Total liabilities and partners' deficit       $        116     $        116
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                               For the three months ended
                                                         March 31,
                                              -----------------------------
                                                  1998             1997
                                              ------------     ------------
Professional fees                             $     (2,730)    $     (6,541)
Other expenses                                      (4,983)          (1,725)
                                              ------------     ------------
     Net loss                                 $     (7,713)    $     (8,266)
                                              ============     ============


     Condensed financial information of BMCLP on an unconsolidated basis follows.

                                 BALANCE SHEETS
                                 --------------


                                                March 31,       December 31,
                                                  1998             1997
                                              -------------    -------------
                                               (Unaudited)
Investment in real estate, at cost, net       $  78,695,277    $  79,633,610
Current assets                                    7,931,606        6,801,087
Other assets                                      3,859,847        3,885,195
                                              -------------    -------------
     Total assets                             $  90,486,730    $  90,319,892
                                              =============    =============

Current liabilities                           $  11,739,342    $  11,667,686
Other liabilities                               131,440,433      136,186,615
Partners' deficit                               (52,693,045)     (57,534,409)
                                              -------------    -------------
     Total liabilities and partners'
       deficit                                $  90,486,730    $  90,319,892
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)


                                               For the three months ended
                                                        March 31,
                                              -----------------------------
                                                  1998             1997
                                              ------------     ------------
Revenue                                       $  7,588,164     $  6,683,831
Expenses                                        (6,218,608)      (6,015,375)
                                              ------------     ------------
Net income before extraordinary item             1,369,556          668,456
Extraordinary item - gain on debt
  forgiveness                                    3,471,808        3,501,208
                                              ------------     ------------
     Net income                               $  4,841,364     $  4,169,664
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

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at March 31, 1998 and December 31, 1997 was 5.65% and 5.79%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew, or if they cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. During the three months ended March 31, 1998 and 1997, GECC advanced $222,434 and $176,171, respectively, to BMCLP for tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Rested First Mortgage Note.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note must be established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995 through December 1, 1998. As of March 31, 1998 and December 31, 1997, $901,875 and $832,500, respectively, had been deposited into the interest reserve account and is reflected in restricted cash and cash equivalents on the accompanying consolidated balance sheets.

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

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5,000,000 in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of May 15, 1998, no additional advances have been made.

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to BMC. As of both March 31, 1998 and December 31, 1997, $273,654 was included in restricted cash related to this escrow.

     In connection with the restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. The Third Mortgage Note bears simple interest at 9%. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any maturity date under the Restated Notes. As of March 31, 1998 and December 31, 1997, accrued interest of approximately $3,387,000 and $3,319,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during the three months ended March 31, 1998 or 1997.

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

     Based on the Restated First Mortgage Note s interest rate of 9.9% and 10.04% in effect at March 31, 1998 and December 31, 1997, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $61,242,211 and $62,774,907 at March 31, 1998 and December 31, 1997,
respectively, including additional draws subsequent to the restructuring.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $112,525,419 and $117,266,883 at March 31, 1998 and December 31, 1997,
respectively), SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is based. Accordingly, the $51,283,208 and $54,491,976 difference between the carrying value and total future obligation of the debt at March 31, 1998 and December 31, 1997, respectively, was deferred and is being amortized as an extraordinary gain in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure on a quarterly basis the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the three months ended March 31, 1998 and 1997, $328,005 and $163,911, respectively, was reclassified from the Restated First Mortgage Note to the deferred gain on debt forgiveness resulting from decreases in the future obligation based on decreases in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as an extraordinary item over the remaining term of the Restated First Mortgage Note.

     For the three months ended March 31, 1998 and 1997, amortization of this deferred debt forgiveness amounted to $3,536,773 and $3,566,173, respectively. The amortization of deferred gain is included in the extraordinary item of $3,471,808 and $3,501,208 for the three months ended March 31, 1998 and 1997, respectively, in the accompanying consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $64,965, for the three months ended March 31, 1998 and 1997, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the three months ended both March 31, 1998 and 1997 amounted to $64,965 and was added to the principal balance of the Restated Second Mortgage Note.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.   RELATED-PARTY TRANSACTIONS

     A summary of indebtedness to affiliates follows.


                                          Additions/
                         Balance at       Accrued           Balance at
     Affiliate       December 31, 1997    Interest        March 31, 1998
   -------------     -----------------    ---------     -------------------
   CRI                  $   405,810       $  18,226         $   424,036
   CHG                    1,303,861          22,159           1,326,020
   Realty                 1,511,128          26,328           1,537,456
   Hyatt                  1,395,274          38,115           1,433,389
                        -----------       ---------         -----------
                        $ 4,616,073       $ 104,828         $ 4,720,901
                        ===========       =========         ===========


     The $424,036 and $405,810 due to CRI as of March 31, 1998 and December 31, 1997, respectively, is partially comprised of $107,103 of advances to BMCLP to fund Excess Payments due on its former mortgages with its former lender. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, the $1,326,020 and $1,303,861 due to Capitol Hotel Group (CHG), an affiliate of the General Partners, as of March 31, 1998 and December 31, 1997, respectively, and $1,537,456 and $1,511,128 due to Realty Management Company (Realty), a former affiliate of one of the Special Limited Partners, as of March 31, 1998 and December 31, 1997, respectively, represent advances, and interest accrued thereon, made to BMCLP to fund Excess Payments on the former mortgages with its former lender, as discussed in Note 2. The advances from CRI, CHG and Realty accrue interest at the prime rate (8.5% as of March 31, 1998) plus 1% in accordance with the Partnership Agreement. These advances plus any accrued interest will be repaid subject to cash availability as defined by the BMCLP partnership agreement and the Restated Notes, as discussed in Note 2. Finally, the $1,433,389 and $1,395,274 due to Hyatt Corporation (Hyatt) as of March 31, 1998 and December 31, 1997, respectively, consists of $1,085,429 of incentive management fees earned under its management agreement with BMCLP which is due subject to Hyatt meeting certain performance standards as defined in the management agreement. The remaining balance consists of trade payables to Hyatt for various services as described in Note 6.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated Notes, as discussed in
Note 3. CRCC received a payment of $50,000 on June 30, 1997 from remaining net cash flow relating to 1996. Additionally, $50,000 was accrued as of March 31, 1998 and December 31, 1997 for fiscal year 1997 management fees in the consolidated balance sheets. This amount was paid on May 14, 1998.

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

forth in the partnership agreement. No incentive management fee was incurred or paid for the three months ended March 31, 1998 and 1997.

     Iroquois Financial Corporation (Iroquois), which is an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.


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


6.   COMMITMENTS AND CONTINGENCIES

Management Agreements
---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a base management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. Management fees paid to Hyatt for the three months ended March 31, 1998 and 1997, were $199,124 and $172,633, respectively.

     BMCLP can terminate the Hotel Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1995 (referred to as the Sixth Full Year), the Owner's Remittance (as defined) is less than the annual principal and interest payments paid on the first mortgage note (presently the Restated First Mortgage Note), up to a maximum of $6,250,000. This shortfall occurred in 1996 and 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt began negotiating a new Hotel Management Agreement with a lower fee. Currently, BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Hotel Management Agreement. However, during these negotiations, Hyatt asserted that the determination of whether or not a shortfall had occurred must be based on the portion of the Restated First Mortgage Note allocable to the Hotel, rather than the entire debt service, and that based on their analysis, a shortfall may not have occurred in 1996 or 1997. BMCLP vigorously disagrees with this assertion, and on April 21, 1998 sent a notice to Hyatt terminating the Hotel Management Agreement effective July 31, 1998, and at the same time, exercised its right under the Hotel Management Agreement to demand arbitration seeking a declaratory judgment that BMCLP's termination of Hyatt is proper and effective. The parties are presently negotiating an agreement to postpone the

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES - Continued

termination and arbitration for 90 days. Management cannot currently project the impact on the accompanying consolidated financial statements of the outcome of these negotiations.

     Pursuant to the management agreement, Hyatt also provides "chain services" to the Hotel, such as promotion services, advertising, and centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of March 31, 1998 and December 31, 1997 approximately $110,000 of this related party payable is recorded as due to affiliates in the accompanying financial statements.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits in the accompanying financial statements. The reserve balances included in escrows and deposits at March 31, 1998 and December 31, 1997, were approximately $453,000 and $391,000, respectively.

     BMCLP entered into a management agreement with Realty, an affiliate prior to July 1, 1988, of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty is to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. In connection with the debt restructuring which occurred November 16, 1994, BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total income collected. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration for the $1,000,000 payment made by BMC (the holder of the Restated Second Mortgage) in 1994 to terminate the original contract.
Management fees for the three months ended March 31, 1998 and 1997, were approximately $98,000 and $85,000, respectively.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                    Liquidity
                                    ---------

     The Registrant does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1998, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of Bethesda Metro Center Limited Partnership (BMCLP), it is unlikely that the Registrant will receive any cash distribution from its investment in BMCLP in 1998 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP's mortgage notes. However, the Managing General Partner of the Registrant has represented a willingness to fund projected cash flow requirements of the Registrant for the year ending December 31, 1998.

     At March 31, 1998 and December 31, 1997, the Registrant had $116 in available cash.

     During the three months ended March 31, 1998, the Registrant's available cash remained constant at $116, whereas accounts payable increased $7,713. The increase in accounts payable includes an increase of $10,583 in loan payable to its Managing General Partner for administrative expenses and a decrease of $2,870 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Registrant owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $2,882,632 and $2,071,713 at March 31, 1998 and December 31, 1997, respectively. During the three months ended March 31, 1998, unrestricted cash and cash equivalents increased by $810,919; operating activities provided for $950,979 of the increase and financing activities provided for $45,614 of the increase, both of which were offset by $185,674 used in investing activities. The increase of $810,919 was despite net income of $4,841,364. This was due largely to the non-cash gain on debt forgiveness of $3,471,808, as well as the net debt and interest payments of $1,876,033, fixed asset additions and payment of leasing costs of $123,923 and $61,751, respectively, and a $222,201 increase in accounts receivable, which were offset by depreciation and amortization totaling $1,150,718.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At March 31, 1998, BMCLP estimates that R&K's total operating deficit obligation

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


has increased to approximately $29,000,000, although R&K does not concur with this amount. As of March 31, 1998 and December 31, 1997, R&K has provided $2,521,148 and $2,490,352, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,282,261 and $1,251,465 at March 31, 1998 and December 31, 1997, respectively, and has been added to the original advance amount. For the three months ended March 31, 1998 and 1997, no amounts were advanced to BMCLP for operating deficits because R&K has represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated First and Second Mortgage Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. During the three months ended March 31, 1998 and 1997, GECC advanced $222,434 and $176,171, respectively, to BMCLP for tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Rested First Mortgage Note.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the reserves that were placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses including capital improvements, tenant improvements and leasing commissions of the Development including payments under the Restated Notes. As of both March 31, 1998 and December 31, 1997, $273,654 was included in restricted cash related to this escrow.

     BMC may advance additional amounts up to $5,000,000 to BMCLP in accordance with the Restated Second Mortgage Note. Also, BMC may re-advance funds received from BMCLP as additional interest payments (75% net cash flow) if BMCLP pays its 25% share of net cash flow held in reserves. No advances were made by BMC to BMCLP in 1998 or 1997.

                              Results of Operations
                              ---------------------

Registrant
----------

Three months ended March 31, 1998 in comparison with March 31, 1997
-------------------------------------------------------------------

     The Registrant recorded a net loss for the three months ended March 31, 1998 of $7,713 compared to a net loss of $8,266 for the corresponding period in 1997. Operating expenses during the first quarter of 1998 were $553 lower than

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


1997 primarily due to a decrease in professional fees, partially offset by an increase in other expenses.

Bethesda Metro Center Limited Partnership
-----------------------------------------

Three months ended March 31, 1998 in comparison with March 31, 1997
-------------------------------------------------------------------

     BMCLP's net income for the first quarter of 1998 increased $671,700 or 16% from the corresponding period in 1997, primarily as a result of increases in rooms revenue, food and beverage revenue and office, retail and parking rentals revenue; along with a decrease in depreciation and amortization expense. The increase in net income was partially offset by increases in rooms expense, food and beverage expense and administrative expenses.

     Room revenue increased by $482,530 or 16% from the first quarter of 1997 due to increases in transient and group revenue. Hotel occupancy increased 8% to 82% and the average room rate increased $6 to $123 in the first quarter of 1998 compared to the first quarter of 1997. Food and beverage revenues increased by $125,881 or 10% from the same period in 1997 due to increases in public room rental and audio-visual sales. Rooms expense increased $86,221 or 13% from the same period in 1997 due to increased laundry and dry cleaning, reservations and contract service costs. Food and beverage expense increased $56,600 or 5% from the same period in 1997 primarily due to increased direct expenses attributable to uniforms, music and entertainment and operating equipment. The increases in room revenue and food and beverage revenue offset by the increases in rooms expense and food and beverage expense resulted in first quarter gross operating profits which exceeded the same period last year by approximately $465,000 or 30%.

     Office building revenue for the first quarter of 1998 increased $273,481 or 12% from the first quarter of 1997 primarily due to increases in occupancy and average rental rates. The occupancy of the office building increased from 95%
to 100% while the rental rate increased from $24 to $25.   The retail and
marketplace occupancy increased from 83% to 89% primarily due to an improving market. The retail and marketplace average rental rate increased from $31 to $32 during the first quarter of 1998 compared to the first quarter of 1997 primarily due to an improving market.

     Operating expenses of the office building for the first quarter of 1997 increased $147,929 or 26% from the first quarter of 1997 primarily due to increased energy, payroll and administrative costs.

     The following tables outline pertinent unaudited data regarding the operations of the hotel and office building:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                 OFFICE BUILDING
                                 ---------------
                                   (Unaudited)

                                                 For the three months ended
                                                          March 31,
                                                -----------------------------
                                                    1998             1997
                                                ------------     ------------
Leasing:
-------
Average Space Occupied:
  Office                                                 100%              95%
  Retail and Marketplace                                  89%              83%

Average Rental Rate:
  Office                                                 $25              $24
  Retail and Marketplace                                 $32              $31

Operations:
----------
Total Income                                    $  2,512,046     $  2,238,565
Operating Expenses                                  (724,468)        (576,539)
                                                ------------     ------------
Gross Operating Profits
  (Before Depreciation, Management Fees and
    Other Fixed Costs)                          $  1,787,578     $  1,662,026
                                                ============     ============

                                      HOTEL
                                 ---------------
                                   (Unaudited)

                                                 For the three months ended
                                                          March 31,
                                                -----------------------------
                                                    1998             1997
                                                ------------     ------------
Actual Average Occupancy                                  82%              74%
Actual Average Room Rate                                $123             $117
Room Revenues                                   $  3,476,404     $  2,993,874
Food & Beverage Revenues                        $  1,412,214     $  1,286,333
Room Profits                                    $  2,706,194     $  2,309,885
Food & Beverage Profits                         $    290,723     $    221,442
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                   $  2,026,489     $  1,561,581


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Partnership, to an extent not currently ascertainable. These factors include, but are not limited to, over-building of office, hotel or commercial space; changes in the general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the nearby business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God. Effective July 1, 1996, the local government in Montgomery County, Maryland, where the hotel is located, increased room taxes from 5% to 7% to fund the Montgomery County Conference Center which is expected to be completed in 1999.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. The Managing General Partner is studying what actions will be necessary to make its computer systems Year 2000 compliant; certain upgrades are already scheduled. The expense associated with these actions cannot presently be determined, but the Managing General Partner does not expect it to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1998.

     All other items are not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP
                            -----------------------------------------------
                                            (Registrant)

                              by: C.R.I., Inc.
                                  Managing General Partner



May 15, 1998                      by: /s/ Michael J. Tuszka
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