Form 10-Q
period 1998-06-30
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1998-08-04
CIK 780348

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1998
                                   -------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at June 30, 1998)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1998
            and December 31, 1997 . . . . . . . . . . . . . .      1

          Consolidated Statements of Operations - for the
            three and six months ended June 30, 1998
            and 1997  . . . . . . . . . . . . . . . . . . . .      2-3

          Consolidated Statement of Changes in Partners'
            Deficit - for the six months ended
            June 30, 1998   . . . . . . . . . . . . . . . . .      4

          Consolidated Statements of Cash Flows - for the six
            months ended June 30, 1998 and 1997 . . . . . . .      5

          Notes to Consolidated Financial Statements  . . . .      6-17


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      18-23

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      24

Signature     . . . . . . . . . . . . . . . . . . . . . . . .      25

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      26

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 June 30,        December 31,
                                                                                                  1998              1997
                                                                                              -------------     -------------
                                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                                                   $   4,134,460     $   2,071,829
  Restricted cash and cash equivalents                                                            3,137,914         2,433,117
  Accounts receivable, less allowance for doubtful accounts of
    $85,059 and $86,439, respectively                                                             1,479,245         1,317,229
  Prepaid expenses                                                                                  319,041           771,659
  Current portion of deferred rent receivable                                                       136,579           136,579
  Inventory and other assets                                                                         60,531            70,790
                                                                                              -------------     -------------
          Total current assets                                                                    9,267,770         6,801,203
                                                                                              -------------     -------------
Property and equipment:
  Buildings and tenant improvements                                                             123,354,192       123,255,734
  Furniture and equipment                                                                        15,623,142        15,514,277
                                                                                              -------------     -------------
                                                                                                138,977,334       138,770,011
  Less-accumulated depreciation                                                                 (61,260,913)      (59,136,401)
                                                                                              -------------     -------------
          Property and equipment, net                                                            77,716,421        79,633,610
                                                                                              -------------     -------------
Other assets:
  Deferred charges, less accumulated amortization
    of $3,491,381 and $3,188,815, respectively                                                    2,637,510         2,878,253
  Deferred rent receivable, less reserve of $171,763 and $171,763, respectively                     550,472           550,472
  Escrows and deposits                                                                              667,516           456,470
                                                                                              -------------     -------------
          Total other assets                                                                      3,855,498         3,885,195
                                                                                              -------------     -------------
          Total assets                                                                        $  90,839,689     $  90,320,008
                                                                                              =============     =============

















                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' DEFICIT


                                                                                                 June 30,        December 31,
                                                                                                  1998              1997
                                                                                              -------------     -------------
                                                                                               (Unaudited)
Current liabilities:
  Current portion of first mortgage note                                                      $   5,552,408     $   5,748,221
  Accounts payable                                                                                  711,559           551,409
  Accrued expenses                                                                                  670,751           997,275
  Due to affiliates                                                                               4,780,354         4,616,073
                                                                                              -------------     -------------
          Total current liabilities                                                              11,715,072        11,912,978

First mortgage note                                                                              54,300,987        57,026,686
Second mortgage note                                                                             14,644,261        15,325,443
Third mortgage note                                                                               6,454,500         6,319,500
Due to guarantor of operating deficits                                                            2,551,943         2,490,352
Deferred gain on debt forgiveness                                                                47,457,667        54,491,976
Deferred revenue and security deposits                                                              798,557           532,658
                                                                                              -------------     -------------
          Total liabilities                                                                     137,922,987       148,099,593
                                                                                              -------------     -------------
Commitments and contingencies

Partners' deficit                                                                               (47,083,298)      (57,779,585)
                                                                                              -------------     -------------
          Total liabilities and partners' deficit                                             $  90,839,689     $  90,320,008
                                                                                              =============     =============























                   The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                              For the three months ended         For the six months ended
                                                                        June 30,                          June 30,
                                                             -----------------------------     -----------------------------
                                                                 1998             1997             1998             1997
                                                             ------------     ------------     ------------     ------------
Revenue:
  Rooms                                                      $  4,089,304     $  3,787,708     $  7,565,708     $  6,781,582
  Food and beverage                                             1,776,351        1,765,646        3,188,565        3,051,979
  Telephone                                                       172,687          181,228          322,174          317,141
  Office, retail and parking rentals                            2,489,970        2,261,554        5,002,016        4,500,119
  Other                                                            49,188           25,471           76,492           46,007
                                                             ------------     ------------     ------------     ------------
                                                                8,577,500        8,021,607       16,154,955       14,696,828
                                                             ------------     ------------     ------------     ------------
Departmental expenses:
  Rooms                                                           845,876          772,189        1,616,086        1,456,178
  Food and beverage                                             1,213,841        1,246,185        2,335,332        2,311,076
  Telephone                                                        93,928          101,685          180,821          202,402
                                                             ------------     ------------     ------------     ------------
                                                                2,153,645        2,120,059        4,132,239        3,969,656
                                                             ------------     ------------     ------------     ------------

Other operating expenses:
  Administrative                                                  454,683          493,218        1,045,068          939,611
  Marketing                                                       309,414          310,464          624,568          603,358
  Energy costs                                                    472,240          481,436          853,150          850,583
  Property operations and maintenance                             540,004          503,852        1,038,349          997,436
                                                             ------------     ------------     ------------     ------------
                                                                1,776,341        1,788,970        3,561,135        3,390,988
                                                             ------------     ------------     ------------     ------------
Operating income before other income, fixed
  charges and other deductions, extraordinary
  item and net income attributed to minority
  interest                                                      4,647,514        4,112,578        8,461,581        7,336,184
                                                             ------------     ------------     ------------     ------------

Other income                                                       13,145           14,976           23,854           23,586
                                                             ------------     ------------     ------------     ------------
Fixed charges and other deductions:
  Depreciation                                                  1,062,256        1,203,064        2,124,512        2,406,128
  Amortization                                                     88,462          130,860          176,924          261,720
  Interest expense                                                261,026          226,423          521,624          447,325
  Management fees                                                 339,884          302,384          637,342          559,874
  Real estate and personal property taxes                         259,016          254,372          518,031          508,743
  Ground rent                                                     400,000          400,000          800,000          800,000
  Other                                                            99,780          113,127          194,924          218,466
                                                             ------------     ------------     ------------     ------------
                                                                2,510,424        2,630,230        4,973,357        5,202,256
                                                             ------------     ------------     ------------     ------------

                                   (Continued)

                   The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                   (Unaudited)

                                                              For the three months ended         For the six months ended
                                                                        June 30,                          June 30,
                                                             -----------------------------     -----------------------------
                                                                 1998             1997             1998             1997
                                                             ------------     ------------     ------------     ------------
Net income before extraordinary item                            2,150,235        1,497,324        3,512,078        2,157,514

Extraordinary item - gain on debt forgiveness                   3,712,401        3,485,670        7,184,209        6,986,878
                                                             ------------     ------------     ------------     ------------
Net income                                                      5,862,636        4,982,994       10,696,287        9,144,392

Total income attributed to minority interest                   (5,871,868)      (4,991,200)     (10,713,232)      (9,160,864)
                                                             ------------     ------------     ------------     ------------

Net loss attributed to Partnership                           $     (9,232)    $     (8,206)    $    (16,945)    $    (16,472)
                                                             ============     ============     ============     ============

Net loss allocated to General
  Partners and affiliated Initial
  Limited Partner (1.01%)                                    $        (93)    $        (83)    $       (171)    $       (166)
                                                             ============     ============     ============     ============
Net loss allocated to Additional
  Limited Partners (98.99%)                                  $     (9,139)    $     (8,123)    $    (16,774)    $    (16,306)
                                                             ============     ============     ============     ============
Net loss per unit of Additional
  Limited Partnership interest based
  on 600 units issued and outstanding                        $     (15.23)    $     (13.54)    $     (27.96)    $     (27.18)
                                                             ============     ============     ============     ============























                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                    (Unaudited)


                                                                                (Losses) Income
                                                  General         Limited        not Allocable
                                                  Partners        Partners        to Partners             Total
                                                  ---------       --------      ---------------       -------------
Balance, December 31, 1997                        $(529,758)      $284,582      $ (57,534,409)        $ (57,779,585)

  Net loss attributed to Partnership                   (171)       (16,774)                --               (16,945)

  Total income attributed to minority
    interest                                             --             --         10,713,232            10,713,232
                                                  ---------       --------      -------------         -------------
Balance, June 30, 1998                            $(529,929)      $267,808      $ (46,821,177)        $ (47,083,298)
                                                  =========       ========      =============         =============





































                    The accompanying notes are an integral part of these consolidated financial statements.

                   CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                 For the six months ended
                                                                                                         June 30,
                                                                                              -------------------------------
                                                                                                  1998               1997
                                                                                              ------------       ------------
Cash flows from operating activities:
  Net income                                                                                  $ 10,696,287       $  9,144,392

  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                  2,124,512          2,406,128
   Amortization                                                                                    176,924            261,720
   Extraordinary item - gain on debt forgiveness                                                (7,184,209)        (6,986,878)
   Interest expense related to the amortization of financing costs                                 125,642            125,643
   Net interest expense added to debt                                                              196,592            196,592
   Interest payments treated as a reduction in mortgage debt                                    (3,111,933)        (3,101,948)

   Changes in assets and liabilities:
     Increase in restricted cash and cash equivalents                                             (704,797)          (790,984)
     Increase in accounts receivable, net                                                         (162,016)          (578,679)
     Decrease in prepaid expenses                                                                  452,618            478,996
     Decrease in inventory and other assets                                                         10,259              1,486
     Increase in escrows and deposits                                                             (211,046)           (43,053)
     Increase in accounts payable                                                                  160,150            170,812
     Decrease in accrued expenses                                                                 (326,524)          (216,561)
     Increase (decrease) in deferred revenue and security deposits                                 265,899           (244,800)
                                                                                              ------------       ------------
    Net cash provided by operating activities                                                    2,508,358            822,866
                                                                                              ------------       ------------
Cash flows from investing activities:
  Purchase of building and tenant improvements                                                     (98,458)          (598,165)
  Purchase of furniture and equipment                                                             (108,865)          (199,016)
  Payment of leasing costs                                                                         (61,823)          (466,298)
                                                                                              ------------       ------------
    Net cash used in investing activities                                                         (269,146)        (1,263,479)
                                                                                              ------------       ------------
Cash flows from financing activities:
  Proceeds from mortgage debt                                                                      309,136            367,844
  Payments on mortgage debt                                                                       (649,998)          (649,998)
  Advances from affiliates                                                                         164,281            163,428
                                                                                              ------------       ------------
    Net cash used in financing activities                                                         (176,581)          (118,726)
                                                                                              ------------       ------------
Net increase (decrease) in cash and cash equivalents                                             2,062,631           (559,339)

Cash and cash equivalents, beginning of period                                                   2,071,829          2,015,244
                                                                                              ------------       ------------
Cash and cash equivalents, end of period                                                      $  4,134,460       $  1,455,905
                                                                                              ============       ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                    $  3,111,933       $  3,101,948
                                                                                              ============       ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position of Capital Income Properties-C Limited Partnership (the Partnership) as of June 30, 1998 and the results of its consolidated operations for the three and six months ended June 30, 1998 and 1997 and its consolidated cash flows for the six months ended June 30, 1998 and 1997.

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

     CRI, as Managing General Partner of the Partnership, has a 0.01% general partner interest. Other general partner interests, which total 0.99%, are held by three individuals affiliated (or formerly affiliated) with CRI. The total limited partner interest of 99% is comprised of the following: (i) 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and (ii) 98.99% widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP's former first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying unaudited financial statements as of June 30, 1998 and December 31, 1997 and for each of the three-month and six-month periods ended June 30, 1998 and 1997 have been consolidated with BMCLP.

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

     Therefore, of the total partners deficit of $47,083,298 and $57,779,585 as of June 30, 1998 and December 31, 1997, respectively, $46,821,177 and $57,534,409, respectively, are not attributable to the partners of the Partnership. The amounts not attributable to the partners of the Partnership are comprised of the following: (i) cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 (the date of consolidation) of $77,472,839, plus (ii) cumulative net BMCLP income since June 15, 1992 of $30,651,662 and $19,938,430 as of June 30, 1998 and December 31,
1997, respectively. BMCLP losses/income subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.


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


                                                           BALANCE SHEETS
                                                           --------------

                                                     June 30,       December 31,
                                                      1998              1997
                                                  ------------      ------------
                                                   (Unaudited)
Total assets                                      $        116      $        116
                                                  ============      ============

Total liabilities                                 $    262,237      $    245,292
Partners' deficit                                     (262,121)         (245,176)
                                                  ------------      ------------
Total liabilities and partners' deficit           $        116      $        116
                                                  ============      ============

                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)

                                                   For the three months ended           For the six months ended
                                                             June 30,                            June 30,
                                                  -----------------------------       -----------------------------
                                                      1998             1997               1998             1997
                                                  ------------     ------------       ------------     ------------
Professional fees                                 $     (2,579)    $     (7,183)      $     (5,309)    $    (13,724)
Other expenses                                          (6,653)          (1,023)           (11,636)          (2,748)
                                                  ------------     ------------       ------------     ------------
Net loss                                          $     (9,232)    $     (8,206)      $    (16,945)    $    (16,472)
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

                                                           BALANCE SHEETS
                                                           --------------


                                                    June 30,         December 31,
                                                      1998              1997
                                                  -------------     -------------
                                                   (Unaudited)
Investment in real estate, at cost, net           $  77,716,421     $  79,633,610
Current assets                                        9,267,654         6,801,087
Other assets                                          3,855,498         3,885,195
                                                  -------------     -------------
     Total assets                                 $  90,839,573     $  90,319,892
                                                  =============     =============

Current liabilities                               $  11,452,835     $  11,667,686
Other liabilities                                   126,207,915       136,186,615
Partners' deficit                                   (46,821,177)      (57,534,409)
                                                  -------------     -------------
     Total liabilities and partners' deficit      $  90,839,573     $  90,319,892
                                                  =============     =============

                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)


                                                   For the three months ended           For the six months ended
                                                             June 30,                            June 30,
                                                  -----------------------------       -----------------------------
                                                      1998             1997               1998             1997
                                                  ------------     ------------       ------------     ------------
Revenues                                          $  8,590,645     $  8,036,583       $ 16,178,809     $ 14,720,414
Expenses                                            (6,431,178)      (6,531,053)       (12,649,786)     (12,546,428)
                                                  ------------     ------------       ------------     ------------
Income before extraordinary item                     2,159,467        1,505,530          3,529,023        2,173,986
Extraordinary item - gain on debt forgiveness        3,712,401        3,485,670          7,184,209        6,986,878
                                                  ------------     ------------       ------------     ------------
  Net income                                      $  5,871,868     $  4,991,200       $ 10,713,232     $  9,160,864
                                                  ============     ============       ============     ============


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     On November 16, 1994, BMCLP's lender sold its first and second mortgage notes (the First Mortgage Note and the Second Mortgage Note, collectively, the Notes) to BMC Lender Partnership (BMC), an unaffiliated entity. BMC sold the First Mortgage Note to General Electric Capital Corporation (GECC), which amended and restated the First Mortgage Note (the Restated First Mortgage Note) to a principal amount of $48,000,000. BMC amended and restated the Second Mortgage Note (the Restated Second Mortgage Note) (collectively, the Restated Notes) to a principal amount of $10,000,000 advanced at closing.

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at June 30, 1998 and December 31, 1997 was 5.65% and 5.79%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew, or if they cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date, which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. During the six months ended June 30, 1998 and 1997, GECC advanced $222,434 and $638,877, respectively, to BMCLP for tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Restated First Mortgage Note.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note has been established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995 through December 1, 1998. As of June 30, 1998 and December 31, 1997, $971,250 and $832,500, respectively, had been deposited into the interest reserve account and is reflected in restricted cash and cash equivalents on the accompanying consolidated balance sheets.

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

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5,000,000 in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of July 31, 1998, no additional advances have been made.

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to BMC. As of both June 30, 1998 and December 31, 1997, $273,654 was included in restricted cash related to this escrow.

     In connection with the restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. The Third Mortgage Note bears simple interest at 9%. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

due thereunder; or (iii) one day later than the later of any maturity date under the Restated Notes. As of June 30, 1998 and December 31, 1997, accrued interest of approximately $3,454,500 and $3,319,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during the six months ended June 30, 1998 or 1997.

                        Deferred Gain on Debt Forgiveness
                        ---------------------------------

     BMCLP's outstanding obligation under its First Mortgage Note prior to the restructuring was $178,373,753. The carrying amount of the outstanding principal and accrued interest that was forgiven based on the assignment and subsequent restatement of the First Mortgage Note is presented as deferred gain on debt forgiveness in the accompanying consolidated balance sheets. This amount is being amortized as an extraordinary gain over the remaining term of the Restated First Mortgage Note based on a constant effective yield as required by Statement of Financial Accounting Standards No. 15 (SFAS 15), "Accounting by Debtors and Creditors for Troubled Debt Restructurings".

     Based on the Restated First Mortgage Note s interest rate of 9.9% and 10.04% in effect at June 30, 1998 and December 31, 1997, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest was $59,853,395 and $62,774,907 at June 30, 1998 and December 31, 1997,
respectively, including additional draws subsequent to the restructuring. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $107,311,062 and $117,266,883 at June 30, 1998 and December 31, 1997,
respectively), SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is based. Accordingly, the $47,457,667 and $54,491,976 difference between the carrying value and total future obligation of the debt at June 30, 1998 and December 31, 1997, respectively, was deferred and is being amortized as an extraordinary gain in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure on a quarterly basis the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the six months ended June 30, 1998, $279,830 was reclassified from the Restated First Mortgage Note to the deferred gain on debt forgiveness resulting from decreases in the future obligation based on decreases in the underlying index. For the six months ended June 30, 1997, $287,457 was reclassified from the

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from increases in the future obligation based on increases in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as an extraordinary item over the remaining term of the Restated First Mortgage Note.

     For the three and six months ended June 30, 1998, amortization of this deferred debt forgiveness amounted to $3,777,366 and $7,314,139, respectively, and $3,550,635 and $7,116,808 for the three and six months ended June 30, 1997, respectively. The amortization of deferred gain is included in the extraordinary item of $3,712,401 and $7,184,209 for the three and six months ended June 30, 1998, respectively, and $3,485,670 and $6,986,878 for the three and six months ended June 30, 1997, respectively, in the accompanying consolidated statements of operations, as it is shown net of the interest expense on the Restated Second Mortgage Note of $64,965 and $129,930, for the three and six months ended both June 30, 1998 and 1997, respectively, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the three and six months ended both June 30, 1998 and 1997, respectively, amounted to $64,965 and $129,930 respectively, and was added to the principal balance of the Restated Second Mortgage Note.


4.   RELATED-PARTY TRANSACTIONS

     Amounts due to affiliates were as follows.


                                          Additions/
                         Balance at       Accrued          Balance at
       Affiliate     December 31, 1997    Interest       June 30, 1998
     -------------   -----------------    ---------    -------------------
     CRI                $   405,810       $  44,226        $   450,036
     CHG                  1,303,861          44,319          1,348,180
     Realty               1,511,128          52,658          1,563,786
     Hyatt                1,395,274          23,078          1,418,352
                        -----------       ---------        -----------
                        $ 4,616,073       $ 164,281        $ 4,780,354
                        ===========       =========        ===========


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   RELATED-PARTY TRANSACTIONS - Continued

     The $450,036 and $405,810 due to CRI as of June 30, 1998 and December 31, 1997, respectively, are partially comprised of $107,103 of advances to BMCLP to fund Excess Payments due on its former mortgages with its former lender. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, the $1,348,180 and $1,303,861 due to Capitol Hotel Group (CHG), an affiliate of the General Partners, as of June 30, 1998 and December 31, 1997, respectively, and $1,563,786 and $1,511,128 due to Realty Management Company (Realty), a former affiliate of one of the Special Limited Partners, as of June 30, 1998 and December 31, 1997, respectively, represent advances, and interest accrued thereon, made to BMCLP to fund Excess Payments on the former mortgages with its former lender, as discussed in Note 2. The advances from CRI, CHG and Realty accrue interest at the prime rate (8.5% as of June 30, 1998) plus 1% in accordance with the Partnership Agreement. These advances plus any accrued interest will be repaid subject to cash availability as defined by the BMCLP partnership agreement and the Restated Notes, as discussed in Note 2. Finally, the $1,418,352 and $1,395,274 due to Hyatt Corporation (Hyatt) as of June 30, 1998 and December 31, 1997, respectively, each include $1,085,429 of incentive management fees earned under its management agreement with BMCLP which is due subject to Hyatt meeting certain performance standards as defined in the management agreement. Hyatt has deferred its contingent incentive management fees in accordance with its management agreement. The remaining balance consists of trade payables to Hyatt for various services as described in Note 6.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated Notes, as discussed in
Note 3. CRCC received a payment of $50,000 on June 30, 1997 from remaining net cash flow relating to 1996. Additionally, $50,000 was accrued as of December 31, 1997 for fiscal year 1997 management fees in the consolidated balance sheets. This amount was paid on May 14, 1998.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the partnership agreement. No incentive management fee was incurred or paid for either of the six month periods ended June 30, 1998 and 1997.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES

Management Agreements
---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a base management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. Management fees paid to Hyatt for the three and six months ended June 30, 1998 were approximately $239,000 and $438,000, respectively, and for the three and six months ended June 30, 1997 were approximately $223,000 and $396,000, respectively.

     BMCLP can terminate the Hotel Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1995 (referred to as the Sixth Full Year), the Owner's Remittance (as defined) is less than the annual principal and interest payments paid on the First Mortgage Note (presently the Restated First Mortgage Note), up to a maximum of $6,250,000. This shortfall occurred in 1996 and 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt began negotiating a new Hotel Management Agreement with a lower fee and other provisions more favorable to BMCLP than the existing Hotel Management Agreement. For example, BMCLP desires to eliminate the provision in the existing agreement that BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Hotel Management Agreement. However, during these negotiations, Hyatt asserted for the first time that the determination of whether or not a shortfall had occurred must be based on the portion of the Restated First Mortgage Note allocable to the Hotel, rather than the entire debt service, and that based on their analysis, a shortfall may not have occurred in 1996 or 1997. BMCLP vigorously disagrees with this assertion, and on April 21, 1998 sent a notice to Hyatt terminating the Hotel Management Agreement effective July 31, 1998. At the same time, BMCLP exercised its right under the Hotel Management Agreement to demand arbitration seeking a declaratory judgment that BMCLP's termination of Hyatt is proper and effective, and also seeking reimbursement of certain chain expenses for which BMCLP believes Hyatt has overcharged. The parties have agreed to postpone the termination until October 31, 1998 and the arbitration for 90 days, to allow time potentially to resolve their differences. Management cannot currently predict whether the parties will be able to resolve their differences, and if not, the impact on the accompanying consolidated financial statements of the outcome of the arbitration.

     Pursuant to the management agreement, Hyatt also provides "chain services" to the Hotel, such as promotion services, advertising, and centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of June 30, 1998 and December 31, 1997 approximately $110,000 of this related party payable is recorded as due to affiliates in the accompanying consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES - Continued

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits in the accompanying financial statements. The reserve balances included in escrows and deposits at June 30, 1998 and December 31, 1997, were approximately $605,015 and $391,000, respectively.

     BMCLP entered into a management agreement dated January 31, 1985, with Realty, a former affiliate of one of the Special Limited Partners, pursuant to which Realty was to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. In connection with the debt restructuring which occurred November 16, 1994, BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total income collected. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration of the $1,000,000 payment made by BMC (the holder of the Restated Second Mortgage) in 1994 to terminate the original contract.
Management fees for the three and six months ended June 30, 1998, were approximately $101,000 and $199,000, respectively, and approximately $79,000 and $164,000 for the three and six months ended June 30, 1997, respectively.

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

     At June 30, 1998 and December 31, 1997, the Registrant had $116 in available cash.

     During the six months ended June 30, 1998, the Registrant's available cash remained constant at $116, whereas accounts payable increased $16,945. The increase in accounts payable includes an increase of $28,515 in loan payable to its Managing General Partner for administrative expenses and a decrease of $11,570 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, in which the Registrant owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $4,134,344 and $2,071,713 at June 30, 1998 and December 31, 1997, respectively. During the six months ended June 30, 1998, unrestricted cash and cash equivalents increased by $2,062,631; operating activities provided $2,508,358, offset by $269,146 used in financing activities and $176,581 used in investing activities. Unrestricted cash and cash equivalents increased $2,062,631 even though the Registrant recorded income of $10,696,287. The $8,633,656 difference was due largely to the non-cash gain on debt forgiveness of $7,184,209, as well as the net debt and interest payments of $3,761,931, fixed asset additions and payment of leasing costs of $207,323 and $61,823, respectively, and a $162,016 increase in accounts receivable, all of which were partially offset by depreciation and amortization totaling $2,301,436.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Alan I. Kay and Allen E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


June 30, 1998, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K does not concur with this amount. As of June 30, 1998 and December 31, 1997, R&K has provided $2,551,944 and $2,490,352, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,313,057 and $1,251,465 at June 30, 1998 and December 31, 1997, respectively, and has been added to the original advance amount. For the six month periods ended June 30, 1998 and 1997, no amounts were advanced to BMCLP for operating deficits because R&K has represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated First and Second Mortgage Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. During the six months ended June 30, 1998 and 1997, GECC advanced $222,434 and $638,877, respectively, to BMCLP for tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Restated First Mortgage Note.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the reserves that were placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses including capital improvements, tenant improvements and leasing commissions of the Development including payments under the Restated Notes. As of both June 30, 1998 and December 31, 1997, $273,654 was included in restricted cash related to this escrow.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                              Results of Operations
                              ---------------------

Registrant
----------

Three months ended June 30, 1998 versus June 30, 1997
-----------------------------------------------------

     The Registrant recorded a net loss for the three months ended June 30, 1998 of $9,232 compared to a net loss of $8,206 for the corresponding period in 1997. Operating expenses during the first quarter of 1998 were $1,026 higher than 1997 primarily due to an increase in other expenses, partially offset by a decrease in professional fees.

Six months ended June 30, 1998 versus June 30,1997
--------------------------------------------------

     The Registrant recorded a net loss for the six months ended June 30, 1998 of $16,945 compared to a net loss of $16,472 for the corresponding period in 1997 primarily due to an increase in other expenses, partially offset by a decrease in professional fees.


Bethesda Metro Center Limited Partnership
-----------------------------------------

Three months ended June 30, 1998 versus June 30, 1997
-----------------------------------------------------

     BMCLP's net income for the second quarter 1998 increased $880,668 or 18% from the corresponding period in 1997, primarily as a result of increases in rooms revenue and office retail and parking rentals revenue. Contributing to the increase in BMCLP's net income was an increase in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate and decreased depreciation expense.

     Rooms revenue for the second quarter of 1998 increased by $301,596 or 8% from the second quarter in 1997 primarily due to increased transient revenue. Hotel occupancy increased 1% to 88% and the average room rate increased $8 to $132 in the second quarter of 1998 compared to the second quarter of 1997. Rooms expense for the second quarter of 1998 increased $73,687 or 10% from the second quarter in 1997 due to increased direct expenses, payroll and related expenses. The increase in rooms revenue, partially offset by the increase in rooms expense, contributed to second quarter gross operating profits for the hotel which exceeded the same period last year by approximately $178,000 or 7%.

     Office building revenue for the second quarter of 1998 increased $228,416 or 10% from the second quarter of 1997 primarily due to increases in occupancy and average rental rates. The occupancy of the office building increased from
96% to 100% and the rental rate increased from $23 to $25 per square foot.   The
retail and marketplace occupancy increased from 84% to 89%. The retail and marketplace average rental rate increased from $31 to $33 per square foot during the second quarter of 1998 compared to the second quarter of 1997. There is no assurance that these occupancy levels or rental rates will be maintained.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Operating expenses of the office building for the second quarter of 1998 decreased $128,465 or 18% from the second quarter of 1997 primarily due to the timing of various maintenance expenses and utilities.


Six months ended June 30, 1997 versus June 30, 1997
---------------------------------------------------

     BMCLP's net income for the first six months of 1998 increased $1,552,368 or 17% from the corresponding period in 1997, primarily as a result of increases in rooms revenue and office retail and parking rentals revenue. Contributing to the increase in BMCLP's net income was an increase in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate and decreased depreciation expense.

     Rooms revenue for the first six months of 1998 increased by $784,126 or 12% from the corresponding period in 1997 primarily due to increased transient revenue. Hotel occupancy increased 4% to 85% and the average room rate increased $7 to $128 during the first six months of 1998 compared to the corresponding period during 1997. Rooms expense for the first six months of 1998 increased $159,908 or 11% from the corresponding period in 1997 due to increases in payroll costs, uniform, laundry and dry cleaning, guest relocation reservations, travel agent commissions and contract services. The increase in room revenue, partially offset by the increase in rooms expense, contributed to gross operating profits for the hotel during the first six months of 1998 which exceeded the same period last year by approximately $643,000 or 16%.

     Office building revenue for the first six months of 1998 increased $501,897 or 11% from the corresponding period during 1997 primarily due to increases in occupancy and average rental rates. The occupancy of the office building increased from 96% to 100% and the rental rate increased from $23 to $25 per
square foot.   The retail and marketplace occupancy increased from 83% to 89%.
The retail and marketplace average rental rate increased from $31 to $33 per square foot during the first six months of 1998 compared to the corresponding period in 1997. There is no assurance that these occupancy levels or rental rates will be maintained.

     Operating expenses of the office building for the first six months of 1998 increased $19,464 or 1% from the corresponding period in 1997 primarily due to increased administrative expenses.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Selected data regarding the operations of the hotel and office building follow.
                                                                HOTEL
                                                           ---------------
                                                             (Unaudited)

                                                             For the three months ended          For the six months ended
                                                                       June 30,                           June 30,
                                                            -----------------------------      -----------------------------
                                                                1998             1997              1998             1997
                                                            ------------     ------------      ------------     ------------
Average Occupancy                                                     88%              87%               85%              81%
Average Room Rate                                                   $132             $124              $128             $121
Room Revenues                                               $  4,089,304     $  3,787,708      $  7,565,708     $  6,781,582
Food & Beverage Revenues                                    $  1,776,351     $  1,765,646      $  3,188,565     $  3,051,979
Room Profits                                                $  3,243,428     $  3,015,519      $  5,949,622     $  5,325,404
Food & Beverage Profits                                     $    562,510     $    519,461      $    853,233     $    740,903
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                               $  2,752,709     $  2,574,654      $  4,779,198     $  4,136,234

                                                           OFFICE BUILDING
                                                           ---------------
                                                             (Unaudited)

                                                             For the three months ended          For the six months ended
                                                                       June 30,                           June 30,
                                                            -----------------------------      -----------------------------
                                                                1998             1997              1998             1997
                                                            ------------     ------------      ------------     ------------
Leasing:
-------
Average Space Occupied:
  Office                                                             100%              96%              100%              96%
  Retail and Marketplace                                              89%              84%               89%              83%

Average Rental Rate:
  Office                                                             $25              $23                $25             $23
  Retail and Marketplace                                             $33              $31                $33             $31

Operations:
----------
Total Income                                                $  2,489,970     $  2,261,554      $  5,002,016     $  4,500,119
Operating Expenses                                              (595,165)        (723,630)       (1,319,633)      (1,300,169)
                                                            ------------     ------------      ------------     ------------
Gross Operating Profits
  (Before Depreciation, Management Fees and
  Other Fixed Costs)                                        $  1,894,805     $  1,537,924      $  3,682,383     $  3,199,950
                                                            ============     ============      ============     ============

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

     The Registrant has received several unsolicited inquiries and offers to purchase the Development owned by BMCLP. The Managing General Partner has conducted preliminary negotiations with two parties, but has reached no agreements. Any sale would be conditional upon receiving the approval of a majority in interest of the Partnership's limited partners. If a proposal for sale of the Development is obtained which appears advantageous to the Partnership's investors, consent will be sought via a proxy solicitation.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1998.

     All other items are not applicable.

                                    SIGNATURE


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



August 4, 1998               by: /s/ Michael J. Tuszka
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