Form 10QSB
period 1998-09-30
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1998-11-05
CIK 780348

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1998
                                   ------------------

Commission file number                  0-14513
                                   ------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1998)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1998
            and December 31, 1997 . . . . . . . . . . . . . .      1-2

          Consolidated Statements of Operations - for the
            three and nine months ended September 30, 1998
            and 1997  . . . . . . . . . . . . . . . . . . . .      3-4

          Consolidated Statement of Changes in Partners'
            Deficit - for the nine months ended
            September 30, 1998  . . . . . . . . . . . . . . .      5

          Consolidated Statements of Cash Flows - for the nine
            months ended September 30, 1998 and 1997  . . . .      6

          Notes to Consolidated Financial Statements -
            September 30, 1998 and 1997 . . . . . . . . . . .      7-18


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      19-25

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      25

Signature     . . . . . . . . . . . . . . . . . . . . . . . .      26

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      27

               CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS



                                   ASSETS



                                                                                               September 30,     December 31,
                                                                                                   1998             1997
                                                                                               -------------    -------------
                                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                                                    $   3,991,203    $   2,071,829
  Restricted cash and cash equivalents                                                             2,538,281        2,433,117
  Accounts receivable, less allowance for doubtful accounts
   of $86,012 and $86,439, respectively                                                            1,603,262        1,317,229
  Prepaid expenses                                                                                 1,048,116          771,659
  Current portion of deferred rent receivable                                                        136,579          136,579
  Inventory and other assets                                                                          59,453           70,790
                                                                                               -------------    -------------
          Total current assets                                                                     9,376,894        6,801,203
                                                                                               -------------    -------------

Property and equipment:
  Buildings and tenant improvements                                                              123,445,794      123,255,734
  Furniture and equipment                                                                         15,874,435       15,514,277
                                                                                               -------------    -------------
                                                                                                 139,320,229      138,770,011
  Less-accumulated depreciation                                                                  (62,323,169)     (59,136,401)
                                                                                               -------------    -------------
          Property and equipment, net                                                             76,997,060       79,633,610
                                                                                               -------------    -------------

Other assets:
  Deferred charges, less accumulated amortization
   of $3,642,664 and $3,188,815, respectively                                                      2,486,227        2,878,253
  Deferred rent receivable, less reserve of $171,763 and
   $171,763, respectively                                                                            550,472          550,472
  Escrows and deposits                                                                               580,870          456,470
                                                                                               -------------    -------------
          Total other assets                                                                       3,617,569        3,885,195
                                                                                               -------------    -------------

          Total assets                                                                         $  89,991,523    $  90,320,008
                                                                                               =============    =============

                                                             (Continued)







                   The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                        LIABILITIES AND PARTNERS' DEFICIT


                                                                                               September 30,     December 31,
                                                                                                   1998             1997
                                                                                               -------------    -------------
                                                                                                (Unaudited)
Current liabilities:
  Current portion of first mortgage note                                                       $   5,546,563    $   5,748,221
  Accounts payable                                                                                   784,738          551,409
  Accrued expenses                                                                                   718,508          997,275
  Due to affiliates                                                                                4,813,531        4,616,073
                                                                                               -------------    -------------
          Total current liabilities                                                               11,863,340       11,912,978

First mortgage note                                                                               52,924,277       57,026,686
Second mortgage note                                                                              14,303,671       15,325,443
Third mortgage note                                                                                6,522,000        6,319,500
Due to guarantor of operating deficits                                                             2,582,739        2,490,352
Deferred gain on debt forgiveness                                                                 43,374,185       54,491,976
Deferred revenue and security deposits                                                               583,788          532,658
                                                                                               -------------    -------------
          Total liabilities                                                                      132,154,000      148,099,593
                                                                                               -------------    -------------

Commitments and contingencies

Partners' deficit                                                                                (42,162,477)     (57,779,585)
                                                                                               -------------    -------------

          Total liabilities and partners' deficit                                              $  89,991,523    $  90,320,008
                                                                                               =============    =============



















                    The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                              For the three months ended          For the nine months ended
                                                                     September 30,                       September 30,
                                                             -----------------------------      -----------------------------
                                                                 1998             1997              1998             1997
                                                             ------------     ------------      ------------     ------------
Revenue:
  Rooms                                                      $  3,346,438     $  3,256,438      $ 10,912,146     $ 10,038,020
  Food and beverage                                             1,471,827        1,362,189         4,660,392        4,414,168
  Telephone                                                       156,158          164,761           478,332          481,902
  Office, retail and parking rentals                            2,490,693        2,289,838         7,492,709        6,789,957
  Other                                                            32,195           24,793           108,687           70,800
                                                             ------------     ------------      ------------     ------------
                                                                7,497,311        7,098,019        23,652,266       21,794,847
                                                             ------------     ------------      ------------     ------------
Departmental expenses:
  Rooms                                                           794,588          722,998         2,410,674        2,179,176
  Food and beverage                                             1,134,241        1,071,035         3,469,573        3,382,111
  Telephone                                                        75,571          103,728           256,392          306,130
                                                             ------------     ------------      ------------     ------------
                                                                2,004,400        1,897,761         6,136,639        5,867,417
                                                             ------------     ------------      ------------     ------------

Other operating expenses:
  Administrative                                                  509,432          477,656         1,554,500        1,417,267
  Marketing                                                       305,678          281,609           930,246          884,967
  Energy costs                                                    617,642          615,617         1,470,792        1,466,200
  Property operations and maintenance                             686,166          441,590         1,724,515        1,439,026
                                                             ------------     ------------      ------------     ------------
                                                                2,118,918        1,816,472         5,680,053        5,207,460
                                                             ------------     ------------      ------------     ------------

Operating income before other income, fixed
  charges and other deductions, extraordinary
  item and total income attributed to minority
  interest                                                      3,373,993        3,383,786        11,835,574       10,719,970
                                                             ------------     ------------      ------------     ------------

Other income                                                       52,215            7,148            76,069           30,734
                                                             ------------     ------------      ------------     ------------
Fixed charges and other deductions:
  Depreciation                                                  1,062,256        1,203,064         3,186,768        3,609,192
  Amortization                                                     88,462          130,860           265,386          392,580
  Interest expense                                                277,436          229,833           799,060          677,158
  Management fees                                                 305,449          285,072           942,791          844,946
  Real estate and personal property taxes                         270,328          237,468           788,359          746,211
  Ground rent                                                     400,000          400,000         1,200,000        1,200,000
  Other                                                            91,557          104,878           286,481          323,344
                                                             ------------     ------------      ------------     ------------
                                                                2,495,488        2,591,175         7,468,845        7,793,431
                                                             ------------     ------------      ------------     ------------
                                                             (Continued)

                    The accompanying notes are an integral part of these consolidated financial statements.

                   CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                    (Unaudited)


                                                              For the three months ended          For the nine months ended
                                                                     September 30,                       September 30,
                                                             -----------------------------      -----------------------------
                                                                 1998             1997              1998             1997
                                                             ------------     ------------      ------------     ------------
Income before extraordinary item                             $    930,720     $    799,759      $  4,442,798     $  2,957,273

Extraordinary item-gain on debt forgiveness                     3,990,101        3,457,215        11,174,310       10,444,093
                                                             ------------     ------------      ------------     ------------
Net income                                                      4,920,821        4,256,974        15,617,108       13,401,366

Total income attributed to minority interest                   (4,932,263)      (4,265,436)      (15,645,495)     (13,426,300)
                                                             ------------     ------------      ------------     ------------

Net loss attributed to Partnership                           $    (11,442)    $     (8,462)     $    (28,387)    $    (24,934)
                                                             ============     ============      ============     ============

Net loss allocated to General
   Partners and affiliated Initial
   Limited Partner (1.01%)                                   $       (116)    $        (85)     $       (287)    $       (252)
                                                             ============     ============      ============     ============

Net loss allocated to Additional
   Limited Partners (98.99%)                                 $    (11,326)    $     (8,377)     $    (28,100)    $    (24,682)
                                                             ============     ============      ============     ============

Net loss per unit of Additional Limited
   Partnership interest based on 600
  units issued and outstanding                               $     (18.88)    $     (13.96)     $     (46.83)    $     (41.14)
                                                             ============     ============      ============     ============




















                   The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                    (Unaudited)


                                                                                       (Losses) Income
                                                        General         Limited         not Allocable
                                                        Partners        Partners         to Partners           Total
                                                        ---------       --------       ---------------     -------------
Balance, December 31, 1997                              $(529,758)      $284,582       $ (57,534,409)      $ (57,779,585)

  Net loss attributed to Partnership                         (287)       (28,100)                 --             (28,387)

  Total income attributed to minority
   interest                                                    --             --          15,645,495          15,645,495
                                                        ---------       --------       -------------       -------------

Balance, September 30, 1998                             $(530,045)      $256,482       $ (41,888,914)      $ (42,162,477)
                                                        =========       ========       =============       =============




































                     The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                                                                 For the nine months ended
                                                                                                        September 30,
                                                                                              -------------------------------
                                                                                                  1998               1997
                                                                                              ------------       ------------
Cash flows from operating activities:
 Net income                                                                                   $ 15,617,108       $ 13,401,366

 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                  3,186,768          3,609,192
   Amortization                                                                                    265,386            392,580
   Extraordinary item-gain on debt forgiveness                                                 (11,174,310)       (10,444,093)
   Interest expense related to the amortization of financing costs                                 188,463            188,463
   Net interest expense added to debt                                                              294,888            294,888
   Interest payments treated as a reduction in mortgage debt                                    (4,663,408)        (4,678,636)

   Changes in assets and liabilities:
     Increase in restricted cash and cash equivalents                                             (105,164)          (236,602)
     Increase in accounts receivable, net                                                         (286,033)          (540,848)
     Increase in prepaid expenses                                                                 (276,457)          (218,617)
     Decrease in inventory and other assets                                                         11,337              8,095
     Increase in escrows and deposits                                                             (124,400)           (49,579)
     Increase (decrease) in accounts payable                                                       233,329            (70,020)
     (Decrease) increase in accrued expenses                                                      (278,767)            88,862
     Increase (decrease) in deferred revenue and security deposits                                  51,130           (141,031)
                                                                                              ------------       ------------
        Net cash provided by operating activities                                                2,939,870          1,604,020
                                                                                              ------------       ------------

Cash flows from investing activities:
 Purchase of building improvements                                                                (190,060)          (724,351)
 Purchase of furniture and equipment                                                              (360,158)          (391,401)
 Payment of leasing costs                                                                          (61,823)          (516,088)
                                                                                              ------------       ------------
        Net cash used in investing activities                                                     (612,041)        (1,631,840)
                                                                                              ------------       ------------

Cash flows from financing activities:
 Proceeds from mortgage debt                                                                       369,084            642,490
 Payments on mortgage debt                                                                        (974,997)          (974,997)
 Advances from affiliates                                                                          197,458            167,717
                                                                                              ------------       ------------
        Net cash used in financing activities                                                     (408,455)          (164,790)
                                                                                              ------------       ------------

                                                             (Continued)




                    The accompanying notes are an integral part of these consolidated financial statements.

                   CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                   (Unaudited)

                                                                                                 For the nine months ended
                                                                                                        September 30,
                                                                                              -------------------------------
                                                                                                  1998               1997
                                                                                              ------------       ------------
Net increase (decrease) in cash and cash equivalents                                          $  1,919,374       $   (192,610)

Cash and cash equivalents, beginning of period                                                   2,071,829          2,015,244
                                                                                              ------------       ------------

Cash and cash equivalents, end of period                                                         3,991,203          1,822,634
                                                                                              ============       ============


Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                     $  4,663,408       $  4,678,636
                                                                                              ============       ============


































                     The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Income Properties-C Limited Partnership (the Partnership) as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the interim period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 1997.

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


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

     CRI, as Managing General Partner of the Partnership, has a 0.01% general partner interest. Other general partner interests, which total 0.99%, are held by three individuals affiliated (or formerly affiliated) with CRI. The total limited partner interest of 99% is comprised of the following: (i) 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and (ii) 98.99% widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP's former first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying unaudited financial statements as of September 30, 1998 and December 31, 1997 and for each of the three-month and nine-month periods ended September 30, 1998 and 1997 have been consolidated with BMCLP.

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

     Therefore, of the total partners deficit of $42,162,477 and $57,779,585 as of September 30, 1998 and December 31, 1997, respectively, $41,888,914 and $57,534,409, respectively, are not attributable to the partners of the Partnership. The amounts not attributable to the partners of the Partnership are comprised of the following: (i) cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 (the date of consolidation) of $77,472,839, plus (ii) cumulative net BMCLP income since June 15, 1992 of $35,583,925 and $19,938,430 as of September 30, 1998 and December
31, 1997, respectively. BMCLP losses/income subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations.


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership invested $42,500,100 in cash in BMCLP to acquire a 92.5% limited partnership interest. No capital contributions have been made by the Partnership since 1990 related to this investment. BMCLP losses before June 15, 1992 were not recorded in the accompanying financial statements of the Partnership since cumulative BMCLP losses exceeded the Partnership's investment in 1992. Prior to June 15, 1992, the Partnership's investment in BMCLP was accounted for under the equity method, which prohibits the recognition of investment losses in excess of the original investment. However, subsequent to June 15, 1992, the Partnership's investment in BMCLP has been consolidated in the accompanying financial statements (see Note 2).

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of the Partnership on an unconsolidated basis follows.


                                                           BALANCE SHEETS
                                                           --------------
                                                                                               September 30,     December 31,
                                                                                                   1998              1997
                                                                                               ------------      ------------
                                                                                                (Unaudited)
Total assets                                                                                   $        116      $        116
                                                                                               ============      ============

Total liabilities                                                                              $    273,679      $    245,292
Partners' deficit                                                                                  (273,563)         (245,176)
                                                                                               ------------      ------------
     Total liabilities and partners' deficit                                                   $        116      $        116
                                                                                               ============      ============

                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)

                                                          For the three months ended             For the nine months ended
                                                                 September 30,                          September 30,
                                                         -----------------------------         -----------------------------
                                                             1998             1997                 1998             1997
                                                         ------------     ------------         ------------     ------------
Professional fees                                        $    (10,680)    $     (5,250)        $    (15,989)    $    (18,974)
Other expenses                                                   (762)          (3,212)             (12,398)          (5,960)
                                                         ------------     ------------         ------------     ------------
     Net loss                                            $    (11,442)    $     (8,462)        $    (28,387)    $    (24,934)
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

                                                           BALANCE SHEETS
                                                           --------------



                                                                                               September 30,      December 31,
                                                                                                   1998              1997
                                                                                               -------------     -------------
                                                                                                (Unaudited)
Investment in real estate, at cost, net                                                        $  76,997,060     $  79,633,610
Current assets                                                                                     9,376,778         6,801,087
Other assets                                                                                       3,617,569         3,885,195
                                                                                               -------------     -------------
     Total assets                                                                              $  89,991,407     $  90,319,892
                                                                                               =============     =============

Current liabilities                                                                            $  11,589,661     $  11,667,686
Other liabilities                                                                                120,290,660       136,186,615
Partners' deficit                                                                                (41,888,914)      (57,534,409)
                                                                                               -------------     -------------
     Total liabilities and partners' deficit                                                   $  89,991,407     $  90,319,892
                                                                                               =============     =============

                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)


                                                          For the three months ended             For the nine months ended
                                                                 September 30,                          September 30,
                                                         -----------------------------         -----------------------------
                                                             1998             1997                 1998             1997
                                                         ------------     ------------         ------------     ------------
Revenue                                                  $  7,549,526     $  7,105,167         $ 23,728,335     $ 21,825,581
Expenses                                                   (6,607,364)      (6,296,946)         (19,257,150)     (18,843,374)
                                                         ------------     ------------         ------------     ------------
Net income before extraordinary item                          942,162          808,221            4,471,185        2,982,207
Extraordinary gain - debt forgiveness                       3,990,101        3,457,215           11,174,310       10,444,093
                                                         ------------     ------------         ------------     ------------
     Net income                                          $  4,932,263     $  4,265,436         $ 15,645,495     $ 13,426,300
                                                         ============     ============         ============     ============


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     On November 16, 1994, BMCLP's lender sold its first and second mortgage notes (the First Mortgage Note and the Second Mortgage Note, collectively, the Notes) to BMC Lender Partnership (BMC), an unaffiliated entity. BMC sold the First Mortgage Note to General Electric Capital Corporation (GECC), which amended and restated the First Mortgage Note (the Restated First Mortgage Note) to a principal amount of $48,000,000; BMC amended and restated the Second Mortgage Note (the Restated Second Mortgage Note) (collectively, the Restated Notes) to a principal amount of $10,000,000 advanced at closing.

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at September 30, 1998 and December 31, 1997 was 5.64% and 5.79%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew, or if they cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. All unpaid principal is due at the maturity date, which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any such additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements but may be used to fund other cash flow needs as well. During the nine months ended September 30, 1998 and 1997, GECC advanced $222,434 and $535,899, respectively, to BMCLP for tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Restated First Mortgage Note.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note has been established. Monthly payments of $23,125 must be made into this reserve beginning January 1, 1995 through December 1, 1998. As of September 30, 1998 and December 31, 1997, $1,040,625 and $832,500,
respectively, had been deposited into the interest reserve account and is reflected in restricted cash and cash equivalents on the accompanying consolidated balance sheets.

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

     Furthermore, BMC is entitled to an Economic Value Participation Interest (as defined) which requires BMCLP to pay the following at the sale or refinancing of the property, or at the maturity date of the Restated Notes:

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

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5,000,000 in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of November 5, 1998, no additional advances have been made.

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses by demonstrating the need for such funds to BMC. As of both September 30, 1998 and December 31, 1997, $273,654 was included in restricted cash related to this escrow.

     In connection with the restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. The Third Mortgage Note bears simple interest at 9%. Accrued but unpaid interest shall be deferred without interest and be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any maturity date under the Restated Notes. As of September 30, 1998 and December 31, 1997, accrued interest of approximately $3,522,000 and $3,319,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow as defined in the agreement was available for repayment of this note during the nine months ended September 30, 1998 or 1997.

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

     Based on the Restated First Mortgage Note s interest rates of 9.9% and 10.04% in effect at September 30, 1998 and December 31, 1997, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest was $58,470,840 and $62,774,907 at September 30, 1998 and December 31, 1997, respectively, including additional draws subsequent to the restructuring. Although these obligations are lower than the combined obligations of the Restated First Mortgage Note and the deferred gain on debt forgiveness (which totalled $101,845,025 and $117,266,883 at September 30, 1998 and December 31,
1997, respectively), SFAS 15 does not permit the entire difference to be recognized as an extraordinary gain at the time of the restructuring as the Restated First Mortgage Note s interest rate is variable, which makes the amount of future debt-service payments contingent upon changes in the index upon which the interest rate is based. Accordingly, the $43,374,185 and $54,491,976 differences between the carrying value and total future obligation of the debt at September 30, 1998 and December 31, 1997, respectively, were deferred and are being amortized as an extraordinary gain in the accompanying consolidated statements of operations using the effective interest method over the term of the Restated First Mortgage Note.

     As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure, on a quarterly basis, the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt forgiveness. For the nine months ended September 30, 1998, $251,414 was reclassified from the Restated First Mortgage Note to the deferred gain on debt forgiveness resulting from decreases in the future obligation based on decreases in the underlying index. For the nine months ended September 30, 1997, $334,050 was reclassified

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

from the deferred gain on debt forgiveness to the Restated First Mortgage Note resulting from increases in the future obligation based on increases in the underlying index. The adjusted deferred gain on debt forgiveness will be amortized as an extraordinary item over the remaining term of the Restated First Mortgage Note.

     For the three and nine months ended September 30, 1998, amortization of this deferred debt forgiveness amounted to $4,055,066 and $11,369,205 respectively, and $3,522,180 and $10,638,988 for the three and nine months ended September 30, 1997, respectively. The amortization of deferred gain is included in the extraordinary item of $3,990,101 and $11,174,310 for the three and nine months ended September 30, 1998, respectively, and $3,457,215 and $10,444,093 for the three and nine months ended September 30, 1997, respectively, in the accompanying consolidated statements of operations, as such extraordinary item is shown net of the interest expense on the Restated Second Mortgage Note of $64,965 and $194,895, for the three and nine months ended both September 30, 1998 and 1997, respectively, as discussed below.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying value of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. In accordance with SFAS 15, this difference of $1,819,026 represents a constant additional interest obligation based on the fixed interest rate, and is to be amortized as a reduction of the extraordinary gain on the Restated First Mortgage Note at $21,655 per month through maturity, using the effective interest method, over the term of the Restated Second Mortgage Note. Accordingly, accrual of this additional interest for the three and nine months ended both September 30, 1998 and 1997, respectively, amounted to $64,965 and $194,895 respectively, and was added to the principal balance of the Restated Second Mortgage Note.


4.   RELATED-PARTY TRANSACTIONS

     Amounts due to affiliates were as follows.


                                         Additions/
                        Balance at       Accrued          Balance at
     Affiliate      December 31, 1997    Interest      September 30, 1998
   -------------    -----------------    ---------     ------------------
   CRI                 $   405,810       $  52,871         $   458,681
   CHG                   1,303,861          66,478           1,370,339
   Realty                1,511,128          78,986           1,590,114
   Hyatt                 1,395,274            (877)          1,394,397
                       -----------       ---------         -----------
                       $ 4,616,073       $ 197,458         $ 4,813,531
                       ===========       =========         ===========

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



4.   RELATED-PARTY TRANSACTIONS - Continued

     The $458,681 and $405,810 due to CRI as of September 30, 1998 and December 31, 1997, respectively, are partially comprised of $107,103 of advances to BMCLP to fund Excess Payments due on its former mortgages with its former lender. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, the $1,370,339 and $1,303,861 due to Capitol Hotel Group (CHG), an affiliate of the General Partners, as of September 30, 1998 and December 31, 1997, respectively, and $1,590,114 and $1,511,128 due to Realty Management Company (Realty), a former affiliate of one of the Special Limited Partners, as of September 30, 1998 and December 31, 1997, respectively, represent advances, and interest accrued thereon, made to BMCLP to fund Excess Payments on the former mortgages with its former lender, as discussed in Note 2. The advances from CRI, CHG and Realty accrue interest at the prime rate (8.25% effective September 30, 1998 and 8.00% effective October 16, 1998) plus 1% in accordance with the Partnership Agreement. These advances plus any accrued interest will be repaid subject to cash availability as defined by the BMCLP partnership agreement and the Restated Notes, as discussed in Note 2. Finally, the $1,394,397 and $1,395,274 due to Hyatt Corporation (Hyatt) as of September 30, 1998 and December 31, 1997, respectively, each include $1,085,429 of incentive management fees earned under its management agreement with BMCLP which is due subject to Hyatt meeting certain performance standards as defined in the management agreement. Hyatt has deferred its contingent incentive management fees in accordance with its management agreement. The remaining balance consists of trade payables to Hyatt for various services as described in Note 6.

     CRCC and/or the Partnership may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated Notes, as discussed in
Note 3. CRCC received a payment of $50,000 on September 30, 1997 from remaining net cash flow relating to 1996. Additionally, $50,000 was accrued as of December 31, 1997 for fiscal year 1997 management fees in the consolidated balance sheets. This amount was paid on May 14, 1998.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the partnership agreement. No incentive management fee was incurred or paid for either of the nine month periods ended September 30, 1998 and 1997.

     Iroquois Financial Corporation (Iroquois), which is an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.


5.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS OF CASH FLOW

     In accordance with the Partnership Agreement, 1% of the Allowable Net Loss (as defined in the Partnership Agreement) has been allocated to the general partners, and 99% of the Allowable Net Loss has been allocated to the limited partners. Allocations of cash flow distributions are specified in the Partnership Agreement.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES

Management Agreements
---------------------

     BMCLP entered into a management agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing with the date the Hotel opened through December 31, 2015. Based on the management agreement, Hyatt is to be paid a management fee consisting of a base management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined. Management fees paid to Hyatt for the three and nine months ended September 30, 1998 were approximately $195,000 and $633,000, respectively, and for the three and nine months ended September 30, 1997 were approximately $187,000 and $583,000, respectively.

     BMCLP can terminate the Hotel Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1995 (referred to as the Sixth Full Year), the Owner's Remittance (as defined) is less than the annual principal and interest payments paid on the First Mortgage Note (presently the Restated First Mortgage Note), up to a maximum of $6,250,000. This shortfall occurred in 1996 and 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt began negotiating a new Hotel Management Agreement with a lower fee and other provisions more favorable to BMCLP than the existing Hotel Management Agreement. For example, BMCLP desires to eliminate the provision in the existing agreement that BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Hotel Management Agreement. However, during these negotiations, Hyatt asserted for the first time that the determination of whether or not a shortfall had occurred must be based on the portion of the Restated First Mortgage Note allocable to the Hotel, rather than the entire debt service, and that based on their analysis, a shortfall may not have occurred in 1996 or 1997. BMCLP vigorously disagrees with this assertion, and on April 21, 1998 sent a notice to Hyatt terminating the Hotel Management Agreement effective July 31, 1998. At the same time, BMCLP exercised its right under the Hotel Management Agreement to demand arbitration seeking a declaratory judgment that BMCLP's termination of Hyatt is proper and effective, and also seeking reimbursement of certain chain expenses for which BMCLP believes Hyatt has overcharged. The parties initially agreed to postpone the termination until October 31, 1998 and the arbitration for 90 days. The arbitration has been further postponed for 60 additional days and the termination date has been delayed until December 31, 1998 to allow time potentially to resolve their differences. The Managing General Partner cannot currently predict whether the parties will be able to resolve their differences, and if not, the impact on the accompanying consolidated financial statements of the outcome of the arbitration.

     Pursuant to the management agreement, Hyatt also provides "chain services" to the Hotel, such as promotion services, advertising, and centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of September 30, 1998 and December 31, 1997 approximately $110,000

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES - Continued

of this related party payable is recorded as due to affiliates in the accompanying consolidated financial statements.

     The management agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits in the accompanying financial statements. The reserve balances included in escrows and deposits at September 30, 1998 and December 31, 1997, were approximately $518,000 and $391,000, respectively.

     BMCLP entered into a management agreement dated January 31, 1985, with Realty, a former affiliate of one of the Special Limited Partners, pursuant to which Realty was to manage the Office Building for a term of 20 years commencing from the date the Office Building opened. In connection with the debt restructuring which occurred November 16, 1994, BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract, but which is terminable by BMCLP under various circumstances including sale or refinancing, or seven years after the date of the 1994 mortgage refinancing. The agreement provides for a management fee in the amount of 4% of total income collected. Of this amount, one-half shall be paid by Realty to BMC, during the term of the Restated Second Mortgage Note, in partial consideration of the $1,000,000 payment made by BMC (the holder of the Restated Second Mortgage) in 1994 to terminate the original contract.
Management fees for the three and nine months ended September 30, 1998, were approximately $110,000 and $309,000, respectively, and approximately $98,000 and $262,000 for the three and nine months ended September 30, 1997, respectively.

     The 1994 federal income tax return of BMCLP is being examined by the Internal Revenue Service, primarily due to the refinancing of the Notes which resulted in cancellation of debt income to the Partnership. Management cannot currently project the impact on the accompanying consolidated financial statements of the outcome of the examination.

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

     At September 30, 1998 and December 31, 1997, the Registrant had $116 in available cash.

     During the nine months ended September 30, 1998, the Registrant's available cash remained constant at $116, whereas accounts payable increased $28,387. The increase in accounts payable includes an increase of $29,277 in loan payable to its Managing General Partner for administrative expenses and a decrease of $890 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, in which the Registrant owns a 92.5% limited partnership interest, had unrestricted cash and cash equivalents of $3,991,087 and $2,071,713 at September 30, 1998 and December 31, 1997, respectively. During the nine months ended September 30, 1998, unrestricted cash and cash equivalents increased by $1,919,374; operating activities provided $2,939,870, offset by $612,041 used in investing activities and $408,455 used in financing activities. Unrestricted cash and cash equivalents increased $1,919,374 even though the Registrant recorded income of $15,617,108. The $13,697,734 difference was due largely to the non-cash gain on debt forgiveness of $11,174,310, as well as the net debt and interest payments of $5,638,405, fixed asset additions of $550,218 and a $286,033 increase in accounts receivable, all of which were partially offset by depreciation and amortization totaling $3,452,154 and proceeds of mortgage debt of $369,084.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Allen E. Rozansky and Alan I. Kay and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (i) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (ii) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


September 30, 1998, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K does not concur with this amount. As of September 30, 1998 and December 31, 1997, R&K has provided $2,582,739 and $2,490,352, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,343,852 and $1,251,465 at September 30, 1998 and December 31, 1997,
respectively, and has been added to the original advance amount. For the nine month periods ended September 30, 1998 and 1997, no amounts were advanced to BMCLP for operating deficits because R&K has represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated First and Second Mortgage Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. During the nine months ended September 30, 1998 and 1997, GECC advanced $222,434 and $535,899, respectively, to BMCLP for tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Restated First Mortgage Note.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the reserves that were placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses including capital improvements, tenant improvements and leasing commissions of the Development including payments under the Restated Notes. As of both September 30, 1998 and December 31, 1997, $273,654 was included in restricted cash related to this escrow.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                              Results of Operations
                              ---------------------

Registrant
----------

Three months ended September 30, 1998 versus September 30, 1997
---------------------------------------------------------------

     The Registrant recorded a net loss for the three months ended September 30, 1998 of $11,442 compared to a net loss of $8,462 for the corresponding period in 1997. Operating expenses during the third quarter of 1998 were $2,980 higher than 1997 primarily due to an increase in professional fees, partially offset by a decrease in other expenses.

Nine months ended September 30, 1998 versus September 30,1997
-------------------------------------------------------------

     The Registrant recorded a net loss for the nine months ended September 30, 1998 of $28,387 compared to a net loss of $24,934 for the corresponding period in 1997 primarily due to an increase in other expenses, partially offset by a decrease in professional fees.


Bethesda Metro Center Limited Partnership
-----------------------------------------

Three months ended September 30, 1998 versus September 30, 1997
---------------------------------------------------------------

     BMCLP's net income for the third quarter 1998 increased $666,827 or 16% from the corresponding period in 1997, primarily as a result of increases in office, retail and parking rentals revenue, food and beverage revenue and rooms revenue. Contributing to the increase in BMCLP's net income were an increase in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate, and a decrease in depreciation expense.

     Rooms revenue for the third quarter of 1998 increased by $90,000 or 3% from the third quarter of 1997 primarily due to growth in the transient market average rate. Hotel occupancy decreased 4% to 76% and the average room rate increased $10 to $125 in the third quarter of 1998 compared to the third quarter of 1997. Rooms expense for the third quarter of 1998 increased $71,590 or 10% from the third quarter of 1997 due to increased payroll related expenses and direct expenses for uniforms, guest supplies and travel agent commissions. Food and beverage revenue for the third quarter of 1998 increased by $109,638 or 8% from the third quarter of 1997 primarily due to increased public room rental and audio visual revenues. Food and beverage expense for the third quarter of 1998 increased by $63,206 or 6% from the third quarter of 1997 primarily due to increased payroll, training, laundry, dry cleaning and contract service expenses. The increases in rooms revenue and food and beverage revenue, partially offset by the increases in rooms expense and food and beverage expense, contributed to third quarter gross operating profits for the hotel which exceeded the same period last year by approximately $10,035 or 0.6%.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Office building revenue for the third quarter of 1998 increased $200,855 or 9% from the second quarter of 1997 primarily due to increased occupancy and rental rates. The occupancy of the office building increased from 98% to 100%
and the rental rate increased from $24 to $25 per square foot.   The retail and
marketplace occupancy increased from 86% to 89%. The retail and marketplace average rental rate increased from $31 to $34 per square foot during the third quarter of 1998 compared to the third quarter of 1997. There is no assurance that these occupancy levels or rental rates will be maintained.

     Operating expenses of the office building for the third quarter of 1998 increased $220,684 or 32% from the third quarter of 1997 primarily due to increased building maintenance expenses.


Nine months ended September 30, 1997 versus September 30, 1997
--------------------------------------------------------------

     BMCLP's net income for the first nine months of 1998 increased $2,219,195 or 17% from the corresponding period in 1997, primarily as a result of increases in office retail and parking rentals revenue, rooms revenue and food and beverage revenue. Contributing to the increase in BMCLP's net income were an increase in extraordinary gain on debt forgiveness due to fluctuations in the underlying debt interest rate, and a decrease in depreciation expense.

     Rooms revenue for the first nine months of 1998 increased by $874,126 or 9% from the corresponding period in 1997 primarily due to growth in the transient market average rate. Hotel occupancy increased 1% to 82% and the average room rate increased $8 to $127 during the first nine months of 1998 compared to the corresponding period in 1997. Food and beverage revenue for the first nine months of 1998 increased by $246,224 or 6% from the corresponding period in 1997 primarily due to increases public room rental and audio visual revenues. Rooms expense for the first nine months of 1998 increased $231,498 or 11% from the corresponding period in 1997 due to increased payroll related expenses, guest supplies and travel agent commissions. Food and beverage expense for the first nine months of 1998 increased by $87,462 or 3% from the corresponding period in 1997 primarily due to increased payroll related expenses, training and contract service expenses. The increases in room revenue and food and beverage revenue, partially offset by the increases in rooms expense and food and beverage expense, contributed to gross operating profits for the hotel during the first nine months of 1998 which exceeded the same period last year by approximately $653,000 or 11%.

     Office building revenue for the first nine months of 1998 increased $702,752 or 10% from the corresponding period during 1997 primarily due to increased occupancy and rental rates. The occupancy of the office building increased from 96% to 100% and the rental rate increased from $24 to $25 per
square foot.   The retail and marketplace occupancy increased from 84% to 89%.
The retail and marketplace average rental rate increased from $31 to $33 per square foot during the first nine months of 1998 compared to the corresponding period in 1997. There is no assurance that these occupancy levels or rental rates will be maintained.

     Operating expenses of the office building for the first nine months of 1998 increased $240,148 or 12% from the corresponding period in 1997 primarily due to increased building maintenance, utility and administrative expenses.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Selected data regarding the operations of the hotel and office building follow.

                                                                HOTEL
                                                           ---------------
                                                             (Unaudited)

                                                           For the three months ended            For the nine months ended
                                                                  September 30,                         September 30,
                                                          -----------------------------        -----------------------------
                                                              1998             1997                1998             1997
                                                          ------------     ------------        ------------     ------------
Actual Average Occupancy                                            76%              80%                 82%              81%
Actual Average Room Rate                                          $125             $115                $127             $119
Room Revenues                                             $  3,346,438     $  3,256,438        $ 10,912,146     $ 10,038,020
Food & Beverage Revenues                                  $  1,471,827     $  1,362,189        $  4,660,392     $  4,414,168
Room Profits                                              $  2,551,850     $  2,533,440        $  8,501,472     $  7,858,844
Food & Beverage Profits                                   $    337,586     $    291,154        $  1,190,819     $  1,032,057
Gross Operating Profits
  (Before Depreciation, Management
  Fees and Other Fixed Costs)                             $  1,803,704     $  1,793,668        $  6,582,902     $  5,929,902

                                                           OFFICE BUILDING
                                                           ---------------
                                                             (Unaudited)

                                                           For the three months ended            For the nine months ended
                                                                  September 30,                         September 30,
                                                          -----------------------------        -----------------------------
                                                              1998             1997                1998             1997
                                                          ------------     ------------        ------------     ------------
Leasing:
-------
Average Space Occupied:
  Office                                                           100%              98%                100%              96%
  Retail and Marketplace                                            89%              86%                 89%              84%

Average Rental Rate:
  Office                                                           $25              $24                 $25               $24
  Retail and Marketplace                                           $34              $31                 $33               $31

Operations:
----------
Total Income                                              $  2,490,693     $  2,289,838     $    7,492,709      $  6,789,957
Operating Expenses                                            (920,404)        (699,720)         (2,240,037)      (1,999,889)
                                                          ------------     ------------        ------------     ------------
Gross Operating Profits
  Before Depreciation, Management
  Fees, and Other Fixed Costs)                            $  1,570,289     $  1,590,118     $    5,252,672      $  4,790,068
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

     The Registrant has received several unsolicited inquiries and offers to purchase the Development owned by BMCLP. The Managing General Partner has conducted preliminary negotiations with three parties, but has reached no agreements. Any sale would be conditional upon receiving the approval of a majority in interest of the Partnership's limited partners. If a proposal for sale of the Development is obtained which appears advantageous to the Partnership's investors, consent will be sought via a proxy solicitation.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is substantially complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. The Managing General Partner expects final completion of this phase by November 30, 1998. The Assessment Phase is currently underway. Under the Assessment Phase, all applications and functions identified in the Planning Phase are being analyzed to determine Y2K compliance and the materiality of each identified risk is being determined. In the event of noncompliance, for a material risk, timetables for corrective action, as well as estimated costs to achieve compliance, are being determined. Completion of this phase is expected by December 31, 1998. The Implementation Phase is also underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors and service providers to verify their Y2K compliance. Final completion of this phase is expected by June 1999. The Testing Phase, which will include testing of internal applications as well as third party systems, is expected to begin during January 1999 and continue throughout 1999. Contingency planning is scheduled to commence during the fourth quarter 1998 and be completed by year-end 1999. Although the expense associated with the Y2K Project cannot presently be determined, the Managing General Partner does not expect it to be material.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1998.

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

                         CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP
                         -----------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



November 5, 1998             by: /s/ Michael J. Tuszka
----------------                 ---------------------------------------
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