Form 10-K
period 1998-12-31
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1999-03-04
CIK 780348

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         1998 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----
                                     PART I
                                     ------

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .    I-1
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . .    I-3
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .    I-13
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . . . . .    I-14


                                     PART II
                                     -------

Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters . . . . . . . . .    II-1
Item 6.   Selected Financial Data-Registrant  . . . . . . . .    II-2
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . .    II-3
Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk   . . . . . . . . . . . . . . . . . .    II-12
Item 8.   Financial Statements and Supplementary Data . . . .    II-12
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures . . . . .    II-12


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

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .    IV-37

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


ITEM 1.   BUSINESS
          --------
                               OWNERSHIP STRUCTURE
                               -------------------

     Capital Income Properties-C Limited Partnership (the Partnership) was formed as of December 15, 1984, under the District of Columbia Uniform Limited Partnership Act for the purpose of investing in a mixed use development located in Bethesda, Maryland, consisting of a hotel, an office building containing both office and retail space, a retail pavilion and a parking facility (the Development). The investment was accomplished through the purchase of a limited partnership interest in Bethesda Metro Center Limited Partnership (BMCLP), a Maryland limited partnership which owns, operates and maintains the Development.

     Between October 21, 1985 and December 31, 1985, 600 limited partnership interests (Units) were sold to the public through a private placement offering with an aggregate offering price of $60,000,000 (reduced to $59,639,200 for Units paid in full at a discount at inception) conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. As a result of the transfers of fractional-units, the outstanding units are held by approximately 700 limited partners (Investors) of the Partnership. As of December 31, 1990, the Partnership had received capital contributions from Investors in an aggregate amount equal to $59,599,769. No additional capital contributions have been received since December 31, 1990.

     The Partnership made all of its payments of capital contributions totaling $42,500,100 to BMCLP in nine installments commencing in December 1985 and ending in March 1990 in return for a 92.5% limited partnership interest in BMCLP. Such capital contributions were funded with the proceeds of the Investors' capital contributions to the Partnership. Effective June 15, 1992 the Investors voted, in connection with a loan modification, to remove the managing general partners of BMCLP and to make an affiliate of the Managing General Partner of the Partnership (C.R.C.C. of Bethesda, Inc.) the managing general partner of BMCLP. The affiliate of the Managing General Partner of the Partnership is able to exercise significant control over the operating, financing and investing activities of BMCLP. Accordingly, effective June 15, 1992, the Partnership commenced reporting of its financial statements on a consolidated basis of accounting for its investment in BMCLP. Prior to the assumption by C.R.C.C. of Bethesda, Inc. of the managing general partner duties, the Partnership recorded its investment in BMCLP under the equity method.

     BMCLP was organized on November 30, 1981 and owns and operates the Development. The Development consists of a 381-room hotel known as the Hyatt

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

Regency Bethesda (the Hotel), an office building including The Market at Bethesda Metro, which contains approximately 340,000 square feet of net rentable office space and 14,000 square feet of net rentable retail space, known as Bethesda Metro Office Building, a parking garage and an outdoor plaza with cafes, fountains and a performing arts center that converts into an ice skating rink in the winter months (collectively, the Office Building). The Development is located on top of the subway station in downtown Bethesda, Maryland, on approximately 3.5 acres of land leased from the Washington Metropolitan Area Transit Authority (WMATA). The five floors of underground parking, with a total of approximately 1,300 parking spaces, allow direct access to the Office Building.

     The Partnership has four general partners, C.R.I., Inc. (CRI), William B. Dockser, Martin C. Schwartzberg and H. William Willoughby (the General Partners), one affiliated initial limited partner, CRICO-Bethesda Growth Partners Limited Partnership, and approximately 700 Investors. The Managing General Partner of the Partnership is CRI. Martin C. Schwartzberg retired from CRI and its affiliated business effective January 1, 1990 and has had no role in management of the Partnership since then. The Partnership is a limited partnership owning a 92.5% limited partner interest in BMCLP. The other limited partners of BMCLP are Alan I. Kay, Allan E. Rozansky (Special Limited Partners) and R & K Bethesda Metro Limited Partnership. C.R.C.C. of Bethesda, Inc.
(CRCC), an affiliate of CRI, acts as BMCLP's managing general partner.

     The Hotel is managed by the Hyatt Hotels Corporation of Maryland (Hyatt) and the Office Building is managed by Realty Management Company, a former affiliate of one of the Special Limited Partners of BMCLP.

                                  SALE CONTRACT
                                  -------------

     BMCLP has entered into a contract for the sale of the Development.
A proxy will be sent to the Investors of the Partnership in March 1999 to solicit majority approval of the sale contract. There is no assurance that majority approval will be obtained, nor that a sale will take place if such approval is obtained.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES
          ----------
                                    THE HOTEL
                                    ---------

     The Hotel is a 12-story, 381 room luxury hotel which includes 13 suites, 181 king-bedded rooms, 11 queen-bedded rooms and 176 double-bedded rooms, with a 120-foot high central atrium lobby. The Hotel has a 104-seat restaurant and a lobby bar, and contains two levels of convention, meeting and banquet facilities. The 7,300 square foot Crystal Ballroom can accommodate over 450 people school-room style and seat approximately 700 and 620 people for receptions and banquets, respectively. There are thirteen additional conference rooms capable of accommodating from 30-150 people for banquets and from 40-200 people for receptions. In addition, there are two executive conference rooms.

                               THE OFFICE BUILDING
                               -------------------

     The Office Building is a 17-story deluxe office building featuring a lobby atrium garden and a 130-foot hanging sculpture, with The Market at Bethesda Metro, a glass enclosed retail pavilion of European design containing three levels of shopping, restaurants, convenience stores, services and offices, connected to the Office Building at the plaza level. An outdoor plaza offers year-round activities. In the winter months, an outdoor ice arena is centrally located in the plaza. However, due to various leaks and the need to replace the refrigerant system, the ice rink did not open for the 1998 - 1999 winter season. During the warmer months, the ice arena converts into an outdoor eating plaza and performing arts center, where outdoor cafes, vendors, sculptures, fountains and various activities are located. The Office Building is managed by Realty Management Company (Realty), a former affiliate of one of the Special Limited Partners.

                                 THE LAND LEASE
                                 --------------

     BMCLP entered into a non-recourse Land Lease with WMATA, dated December 1, 1981, pursuant to which BMCLP leases the land on which the Development is built, for a term of 50 years, renewable at the option of BMCLP for an additional term of 49 years.

     As of December 1, 1985 and continuing throughout the remainder of the initial lease term, BMCLP is required to pay WMATA a minimum annual rental of $1,600,000 in equal quarterly installments in advance. Further, BMCLP is obligated to pay WMATA additional rent in an amount equal to 7.5% of all Gross Income (which is defined in the Land Lease as gross receipts) in excess of $31,000,000, commencing in calendar year 1986 and payable within 90 days of the end of the calendar year to which each payment relates. In 1998, the minimum annual rental payments of $1,600,000 were made. Additionally, $105,930 has been accrued as of December 31, 1998 as additional rent due to WMATA for 1998. No additional rent was due for 1997 or 1996.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

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

                          MANAGEMENT OF THE DEVELOPMENT
                          -----------------------------

Hotel Management
----------------

     Hyatt manages the Hotel under the name of Hyatt Regency Bethesda, in accordance with the terms and conditions of the Management Agreement dated March 1, 1982. The Management Agreement provides that the term will expire on December 31, 2015, unless earlier terminated in accordance with its terms. Hyatt is given substantial control and discretion in the operation of the Hotel, including the right on behalf of BMCLP to negotiate all agreements necessary to the operation of the Hotel and the right to determine the charges for rooms, entertainment, food and beverages, to determine labor policies, and to conduct all phases of promotion and publicity relating to the Hotel.

     Pursuant to the Management Agreement, Hyatt also provides "chain services" to the Hotel consisting of: (1) convention, business and sales promotion services, (2) advertising, publicity and public relations services, (3) food and beverage, personnel and other departmental supervision and control services, and
(4) centralized reservations services, for which BMCLP is to pay its allocable share of the Hyatt expenses.

     Hyatt will be relieved of its obligation to operate the Hotel as a first-class hotel and may, in addition, terminate the Management Agreement: (1) if prevented from performing its obligations by events beyond Hyatt's control,
(2) in the event of a breach by BMCLP of any provision of the Management Agreement, or (3) if there is a limitation on Hyatt's ability to expend funds for the Hotel, such as would result from BMCLP's failure to provide adequate working capital or replacement reserves, as required under the Management Agreement.

     The Management Agreement places the following financial obligations on BMCLP.

     (1) BMCLP must set aside 3% of gross receipts (as defined in the Management Agreement as all revenues and income of any kind from the Hotel) as a reserve for the replacement of the Hotel's furnishings and equipment.

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

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

          of the profit, before management fees, for such fiscal year exceeds the basic fee payable for such fiscal year.

As of December 31, 1998 the above financial obligations were met by BMCLP. By agreement, the basic fee was reduced to 3% for the period from December 31, 1991 to December 31, 1995; as of January 1, 1996, the basic management fee returned to 4%. Management fees paid to Hyatt for the years ended December 31, 1998, 1997 and 1996 were approximately $870,000, $788,000 and $734,000, respectively; the incentive fees earned for the years ended December 31, 1998, 1997 and 1996
were approximately $560,000, $466,000 and $356,000, respectively.    These
incentive management fees were included in due to affiliates in the accompanying consolidated financial statements in Part IV of this document. Of these amounts, approximately $260,000 of incentive management fees earned during 1998 were paid during 1999, in accordance with the Management Agreement. The remaining incentive management fees earned during 1998, as well as all incentive management fees earned during 1997 and 1996, have been deferred in accordance with the Management Agreement.

     BMCLP is currently involved in the arbitration of a dispute with Hyatt and is attempting to terminate the Management Agreement. See Part I, Item 3 for further information pertaining to this dispute.

Office Building Management
--------------------------

     The Office Building is managed by Realty, an affiliate prior to July 1, 1988 of one of the Special Limited Partners. BMCLP entered into an agreement with Realty, dated January 31, 1985, in which Realty was to manage the Office Building for a term of twenty years commencing with the date the Office Building opened. Under the terms of that agreement, Realty received a management fee equal to 4% of all income collected from the operation of the Office Building, to be paid monthly. However, Realty agreed to allow BMCLP to defer payment of its management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt, and use the funds for required payments to the former lender.

     In connection with the debt restructuring on November 16, 1994, BMC Lender Partnership (BMC), the holder of the amended and restated second mortgage note, paid Realty $1,000,000 to terminate its former twenty year management contract with BMCLP (which amount is not part of any financing for which BMCLP is liable). At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract.
The agreement provides for a management fee in the amount of 4% of total revenues from the Office Building. Of this amount, one-half or 2% shall be paid by Realty to BMC, during the term of the amended and restated second mortgage loan, in partial consideration for the $1,000,000 payment to terminate the original contract. Management fees for the years ended December 31, 1998, 1997 and 1996 were approximately $409,000, $403,000 and $401,000, respectively.

     In addition to management fees, Realty also receives leasing commissions for leasing certain space in the Office Building. For the years ended December 31, 1998, 1997 and 1996, approximately $107,000, $174,000 and $466,000, respectively, were paid to Realty for such leasing commissions.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

     Realty was formed in 1976. It has informed the Partnership that it now has approximately 20 employees and manages approximately 1,000,000 gross square feet of space.

     As of December 31, 1998, there were approximately 50,000 square feet of office space available for rent in the Office Building. Retail and marketplace space was 89% occupied as of December 31, 1998 with approximately 1,500 square feet available for rent. See page II-7 for average occupancy percentages.

Parking Garage Management
-------------------------

     Monument Parking Co., Inc. (Monument) entered into a garage lease with BMCLP, dated March 14, 1983, pursuant to which BMCLP leased to Monument the underground parking garage from the date that it opened. Under the garage lease, Monument pays rent to BMCLP in an amount equal to the gross receipts of the parking garage less all operating expenses thereof, including an annual management fee to Monument in the amount of $65,000, until adjusted gross receipts (defined as all cash, revenue and compensation received from garage operations, reduced by parking taxes and other operating expenses) equal $1,500,000.

     Monument retains 10% of all adjusted gross receipts in excess of $1,500,000 until the adjusted gross receipts reach $2,000,000, as an incentive fee. In addition, Monument retains 30% of all adjusted gross receipts in excess of $2,000,000, as a further incentive fee. In 1998, 1997 and 1996, adjusted gross receipts equaled $1,092,041, $1,126,162 and $1,154,985, respectively, and thus no incentive fee was due for any of these years.

     The garage lease requires Monument to provide parking privileges to tenants of the Office Building, their guests and employees and the guests and employees of the Hotel on a priority basis.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------


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

     The modification also provided for quarterly payments (Excess Payments) to be paid to Great Western beginning March 1992. However, BMCLP paid all net cash flow to Great Western, and, therefore, did not itself have cash to make the Excess Payments. These Excess Payments were partially funded to Great Western from management fees waived by Hyatt and those deferred by Realty and Capitol Hotel Group (CHG), an affiliate of the General Partners. During 1994, BMCLP was advanced a total of $193,916, including accrued interest, from CRI for the payment of the Excess Payments due. BMCLP paid $796,876 of Excess Payments to Great Western in 1994, as required. Under the restructured debt, which occurred November 16, 1994, as discussed below, no further Excess Payments were required.

Restructuring of Original Mortgage Debt
---------------------------------------

     On November 16, 1994, Great Western sold the Notes to BMC Lender Partnership (BMC), an unaffiliated entity which amended and restated the First and Second Mortgage Notes. BMC amended and restated the First Mortgage Note

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

(the Restated First Mortgage Note) to a principal amount of $48,000,000 and sold the Restated First Mortgage Note to General Electric Capital Corporation (GECC). BMC amended and restated the Second Mortgage Note (the Restated Second Mortgage
Note) (collectively, the Restated Notes) to a principal amount of $10,000,000 advanced at closing. Of the total $58 million principal amount of the Restated Notes, $55 million was paid to Great Western in consideration for the Notes, approximately $1.8 million was used to fund loan fees and related costs on behalf of BMCLP, approximately $200,000 was used to fund interest and insurance premiums at the closing date, and the remaining amount of approximately $1.0 million was deposited into an escrow account restricted for working capital requirements.

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which, at December 31, 1998 and 1997 was 5.27% and 5.79%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew, or if they cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. One of the major tenants of the Office Building cancelled its lease at the end of 1998 and moved out of its space at the end of February 1999. No additional principal payments have been paid or requested to be paid by GECC and therefore have not been reflected in the accompanying financial statements. All unpaid principal is due at the maturity date, which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements, but may be used to fund other cash flow needs as well.
For the years ended December 31, 1998, 1997 and 1996, GECC advanced $222,434, $535,899 and $975,001, respectively, to BMCLP for capital improvements, tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Restated First Mortgage Note.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

     Annual principal payments due on the Restated First Mortgage Note follow.

                         1999                     $ 1,299,996
                         2000                       1,299,996
                         2001                      42,150,008
                                                  -----------
                              Total               $44,750,000
                                                  ===========

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note was established. Monthly payments of $23,125 were made into this reserve beginning January 1, 1995 through December 1, 1998, as discussed in
Note 2 to the consolidated financial statements. As of December 31, 1998 and 1997, the interest reserve balance was $1,135,046 and $832,500, respectively.

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

     Furthermore, BMC is entitled to an Economic Value Participation Interest, as defined, which requires BMCLP to pay the following at the sale of the property, or refinancing or maturity of the Restated Notes.

     (1) 75% of the amount by which the Economic Value of the Development, as defined, up to $100 million, exceeds the unpaid principal balance and accrued interest under the Restated Notes, and

     (2)  50% of the Economic Value in excess of $100 million.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

In general, the Economic Value is defined by the Restated Second Mortgage Note as the value of the Development as determined by the Partnership or the average of three independent appraisals, if deemed necessary by BMC. Historically, the Partnership has not received appraisals of the Development in order to determine the Economic Value. However, in the opinion of the Managing General Partner, based on its knowledge of the Development and the real estate market, the Economic Value Participation Interest due to BMC as of December 31, 1998 and 1997, is not in excess of the deferred gain recorded by the Partnership as of each of those dates.

     In 1998, 1997 and 1996, $150,000 was paid each year to BMC as 75% of remaining net cash flow for 1997, 1996 and 1995. Also in 1998, 1997 and 1996, $50,000 was paid each year to CRCC as BMCLP management fees for 1997, 1996 and 1995, respectively; such amounts are included in management fees in the accompanying consolidated statements of operations. Additionally, $150,000 and $50,000 were accrued for net cash flow participation and management fees, respectively, as of both December 31, 1998 and December 31, 1997 for fiscal years 1998 and 1997, respectively.

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5 million in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of December 31, 1998, no additional advances have been made.

     BMC required that BMCLP deposit a deed in lieu of foreclosure in escrow to be recordable in the event of a default under the Restated Second Mortgage Note. CRCC agreed to amend and restate various "no bankruptcy" agreements of the type the original lender, Great Western, had required of it and certain affiliates. The new agreements are not secured or guaranteed, but a default thereunder could trigger the recordation of the escrowed deed in lieu of foreclosure. An event of default would occur if an entity other than CRCC became a General Partner of BMCLP (and could potentially put BMCLP in bankruptcy).

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses by demonstrating the need for such funds to BMC. As of December 31, 1998 and December 31, 1997, the balance in the escrow account was $319,294 and $273,654, respectively.
There were no withdrawals from or deposits to the reserve by BMCLP during 1998 or 1997.

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

     A purchase money mortgage had been placed upon the Development as of September 17, 1985 to secure payment for the $3,000,000 purchase by BMCLP of the partnership interest in BMCLP held by Iroquois Financial Corporation (Iroquois), a Maryland corporation, which, the Partnership has been advised, is owned 50% by Alan I. Kay and Allan E. Rozansky and 50% by an individual unaffiliated with Alan I. Kay and Allan E. Rozansky or the General Partners. The purchase money note (the Third Mortgage Note) was subordinated to the Second Mortgage Note as
of July, 1987.    The Third Mortgage Note bears simple interest at 9%.  In
connection with the debt restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest is to be deferred without interest and is to be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any Maturity Date under the Restated Notes. As of December 31, 1998 and 1997, accrued interest of $3,589,500 and $3,319,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow, as defined in the agreement, was available for repayment of this note during 1998, 1997 or 1996.

     Substantially all of BMCLP's property and equipment is pledged as collateral to the Restated First and Second Mortgage Notes and to the Third Mortgage Note.

Debt Forgiveness
----------------

     BMCLP's outstanding obligation under the Restated Notes prior to the restructuring was $197,754,727. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), the net carrying amount of the outstanding principal and accrued interest prior to the restructuring in excess of the total estimated future cash payments for principal and interest (based on the interest rate in effect on the date of restructuring for the Restated First Mortgage
Note) of the Restated Notes was recorded as a deferred gain on debt restructuring in the accompanying consolidated balance sheets. Under SFAS 15, a debtor should not recognize a gain on restructuring involving indeterminate future cash payments (the floating rate interest on the Restated First Mortgage Note and the Economic Value Participation Interest on the Restated Second Mortgage Note) as long as the maximum total future cash payments may exceed the carrying amount of the debt. For purposes of applying SFAS 15, the Restated Notes have been aggregated, as the restructuring was negotiated between BMCLP and a single lender.

     Based on the Restated First Mortgage Note's interest rate of 9.52% and 10.04% in effect at December 31, 1998 and 1997, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $56,666,258 and $62,774,907 at December 31, 1998 and 1997, respectively, including additional draws subsequent to the restructuring. As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the estimated total future obligation for principal and interest based upon changes in the underlying index. Differences

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

in the total estimated future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt restructuring. For the years ended December 31, 1998 and 1996, $651,018 and $990,767, respectively, were reclassified from the Restated First Mortgage Note to the deferred gain on debt restructuring. For the year ended December 31, 1997, $551,054 was reclassified from the deferred gain on debt restructuring to the Restated First Mortgage Note.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest at the time of the restructuring, based on the fixed interest rate of 16%, was $21,200,000. This amount exceeded the carrying amount of the Second Mortgage Note prior to restructuring of $19,380,974. As noted above, the Restated Notes have been aggregated for accounting purposes. Therefore, in accordance with SFAS 15, this difference of $1,819,026, which represents a constant additional interest obligation based on the fixed interest rate, is being accrued for and added to the Restated Second Mortgage Note principal balance over the term of the Restated Second Mortgage Note as a reclassification from the deferred gain on debt restructuring. For each of the years ended December 31, 1998, 1997 and 1996, $259,860 was reclassified from the deferred gain on debt restructuring to the Restated Second Mortgage Note.

     Due to the variable interest rate on the Restated First Mortgage Note and BMCLP's potential liability to BMC as a result of the Economic Value Participation Interest, the total future obligations under the Restated Notes, including future interest and contingent payments, cannot currently be determined. Therefore, the deferred gain on debt restructuring will not be recognized as an extraordinary gain unless it is realized through repayment or refinancing of the Restated Notes. As of December 31, 1998 and 1997, the deferred gain on debt restructuring was $98,998,507 and $98,607,349, respectively.


                          OPERATING DEFICIT OBLIGATION
                          ----------------------------

     For operating deficits which arise, the BMCLP Limited Partnership Agreement
(LPA) provides that Alan I. Kay and Allan E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (1) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (2) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At December 31, 1998, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K do not concur with this amount. As of December 31, 1998 and 1997, R&K have provided $2,599,769 and $2,490,352, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

partnership agreement. These Operating Deficit Loans shall be repaid in full upon the earlier to occur of (1) fifteen years from the date of such loans or
(2) liquidation, sale or refinancing of the Development (except a refinancing which does not exceed the outstanding principal balance of the original First Mortgage Note).

     The obligation of R&K to make or cause to be made Operating Deficit Loan(s) is jointly and severally guaranteed by Alan I. Kay and Allan E. Rozansky and further secured by the expense allowance payable to Alan I. Kay and Allan E. Rozansky, the incentive management fee payable to Rozansky & Kay Construction Company (R&KCC), one-half (1/2) of the disposition fee payable to Alan I. Kay and Allan E. Rozansky from the proceeds of any sale of the Development, and any distributions made to Alan I. Kay and Allan E. Rozansky from the net cash flow of BMCLP or from the proceeds of any sale or refinancing of BMCLP. All obligations of R&KCC have been assumed by Alan I. Kay and Allan E. Rozansky.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     As mentioned previously, the Hotel is managed by Hyatt, in accordance with the Management Agreement dated March 1, 1982. BMCLP can terminate the Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1995 (referred to as the Sixth Full
Year), the Owner's Remittance Amount (as defined) is less than the annual principal and interest payments paid on the First Mortgage Note (presently the Restated First Mortgage Note), up to a maximum of $6,250,000. This shortfall occurred in 1996 and 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt began negotiating a new Management Agreement with a lower fee and other provisions more favorable to BMCLP than the existing Management Agreement. For example, BMCLP desires to eliminate the provision in the existing agreement that BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Management Agreement. However, during these negotiations, Hyatt asserted for the first time that the determination of whether or not a shortfall had occurred must be based on the portion of the Restated First Mortgage Note allocable to the Hotel, rather than the entire debt service, and that based on their analysis, a shortfall may not have occurred in 1996 or 1997. BMCLP vigorously disagrees with this assertion, and on April 21, 1998 sent a notice to Hyatt terminating the Management Agreement effective July 31, 1998. At the same time, BMCLP exercised its right under the Management Agreement to demand arbitration seeking a declaratory judgment that BMCLP's termination of Hyatt is proper and effective, and also seeking reimbursement of certain chain expenses for which BMCLP believes Hyatt has overcharged. The parties initially agreed to postpone the termination until October 31, 1998 and the arbitration for 90 days. The parties have subsequently extended these dates several times. Currently, the arbitration and termination have been stayed by agreement until March 1, 1999 and April 15, 1999, respectively, although the parties have verbally agreed to a further extension to April 1, 1999 and May 17, 1999, respectively, to allow the parties time potentially to resolve their differences. The parties are presently formalizing this verbal agreement. The Managing General Partner cannot currently predict whether the parties will be able to resolve their differences, and if not, the impact on the accompanying consolidated financial

                                     PART I
                                     ------


ITEM 3.   LEGAL PROCEEDINGS - Continued
          -----------------

statements of the outcome of the arbitration.

     In the event of a sale of the Development, as discussed below, the sale agreement states that the purchaser shall negotiate a new management agreement with Hyatt, and if the purchaser fails to reach such an agreement, that the purchaser shall assume the Management Agreement at the sale's closing and shall accept the Development subject to the Management Agreement and the arbitration previously described. The Management Agreement calls for Hyatt's consent to the assignment, which shall not be unreasonably withheld. The Partnership can provide no assurance that Hyatt would consent to an assignment under the circumstances described.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     BMCLP has entered into a contract for the sale of the Development.
A proxy will be sent to the investors of the Partnership in March 1999 to solicit majority approval of the sale contract. There is no assurance that majority approval will be obtained, nor that a sale will take place if such approval is obtained.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     There is no established public trading market for the Units and it is not anticipated that a public trading market for the Units will develop. Article VII of the Partnership Agreement governs transfer or assignment by an Investor of his or her limited partner interest in the Partnership. Transfer or assignment by an Investor of his or her limited partner interest is restricted and may not be made without the consent of the Managing General Partner.

     Section 7.02 of the Partnership Agreement describes the procedure for transferring a limited partner interest. Units may be sold, transferred, assigned or otherwise disposed of by an Investor only if, in the opinion of counsel for the Partnership, registration is not required under the Securities Act of 1933 and such transfer and assignment would not violate state securities or "blue sky" laws (including investment suitability standards).

     As of December 31, 1998, there were approximately 700 holders of record of approximately 600 Units. There have been no cash distributions to the Investors since the inception of the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA-REGISTRANT
          ----------------------------------

                                                                   For the years ended December 31,
                                          ------------------------------------------------------------------------------
                                              1998              1997 (3)          1996 (3)          1995 (3)         1994 (3)
                                          ------------      ------------      ------------      ------------     ------------
Revenue (1)                               $ 32,845,782      $ 29,778,744      $ 28,411,536      $ 27,042,636     $ 25,454,566
Operating expenses (1)                     (16,307,332)      (15,150,993)      (14,438,321)      (14,067,462)     (13,694,193)
Depreciation and Amortization               (4,658,258)       (4,748,292)       (4,889,241)       (5,335,679)      (5,139,013)
Interest expense                            (1,326,848)       (1,465,120)         (964,767)       (1,056,102)     (12,737,570)
Other expenses (1)                          (5,032,815)       (4,858,793)       (4,753,208)       (4,222,978)      (4,507,652)
                                          ------------      ------------      ------------      ------------     ------------
Net income (loss)                         $  5,520,529      $  3,555,546      $  3,365,999      $  2,360,415     $(10,623,862)
                                          ============      ============      ============      ============     ============
Net income (loss) attributed to
  minority interest (2)                   $  5,556,484      $  3,593,522      $  3,395,921      $  2,392,013     $(10,596,812)
                                          ============      ============      ============      ============     ============

Net loss attributed to Partnership        $    (35,955)     $    (37,976)     $    (29,922)     $    (31,598)    $    (27,050)
                                          ============      ============      ============      ============     ============
Net loss allocated to General Partners
  and affiliated Initial Limited
  Partner (1%)                            $       (360)     $       (380)     $       (299)     $       (316)    $       (270)
                                          ============      ============      ============      ============     ============
Net loss allocated to Additional Limited
  Partners (99%)                          $    (35,595)     $    (37,596)     $    (29,623)     $    (31,282)    $    (26,780)
                                          ============      ============      ============      ============     ============
Net loss per unit of Additional Limited
  Partnership Interest based on 600
  units issued and outstanding            $     (59.33)     $     (62.66)     $     (49.37)     $     (52.14)    $     (44.63)
                                          ============      ============      ============      ============     ============

Total Property and Equipment, net         $ 76,385,131      $ 79,633,610      $ 82,670,172      $ 85,718,935     $ 89,123,745
                                          ============      ============      ============      ============     ============

Total Assets                              $ 90,095,414      $ 90,320,008      $ 91,943,571      $ 93,929,081     $ 98,232,016
                                          ============      ============      ============      ============     ============

Total Mortgage Debt and Deferred
  Gain on Restructuring                   $176,217,345      $183,027,199      $189,609,181      $195,883,849     $203,264,227
                                          ============      ============      ============      ============     ============


(1) Certain amounts in the 1997, 1996, 1995 and 1994 selected financial data have been reclassified to conform to to the 1998 presentation.

(2) The cumulative net loss attributable to minority interest of $96,093,298, $101,649,782 and $105,243,304 as of December 31, 1998, 1997 and 1996,
     respectively, represents losses not attributable to the partners of the Partnership. (See the Consolidated Statements of Partners' Deficit in the Consolidated Financial Statements located in Part IV of this document.) Cumulative BMCLP losses in excess of the Partnership's investment in BMCLP are comprised of $77,472,839, which represents BMCLP's cumulative losses prior to June 15, 1992 (the consolidation date), plus net cumulative additional excess BMCLP losses at December 31, 1998, 1997 and 1996 of

                                     PART II
                                     -------


ITEM 6.   SELECTED FINANCIAL DATA-REGISTRANT - Continued
          ----------------------------------

     $18,620,459, $24,176,943 and $27,770,465, respectively.  The cumulative
     BMCLP losses in excess of the Partnership's investment have been reflected as losses attributable to minority interest at consolidation date, and the BMCLP income and losses subsequent to June 15, 1992 have been consolidated into the operating accounts of the Partnership for the years ended December 31, 1998, 1997 and 1996.

(3) The selected financial data for the years ended December 31, 1997, 1996, 1995 and 1994 have been restated to reflect the change in accounting treatment for the Partnership's mortgage debt. (See the Notes to the Consolidated Financial Statements located in Part IV of this document.)

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

     BMCLP's management is of the opinion that cash flow from operations for the year ended December 31, 1999, after funding anticipated capital and debt service requirements, will be at a break-even level. To the extent that any cash deficits arise, management may utilize certain working capital reserves established in 1994 and additional borrowing capacity under its Restated Notes. However, since access to some of the reserves and additional borrowings is contingent upon the approval of the BMC Lender Partnership (the Second Restated Note holder), there can be no assurance that management will be able to fund cash flow deficits should they arise.

     The Partnership does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1999, which are principally comprised of professional fees and administrative expenses. Additionally, absent the sale of the Development, based on the projected operating performance of BMCLP, it is unlikely that the Partnership will receive any cash distribution from its investment in BMCLP in 1999 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP's mortgage notes. However, the Managing General Partner, CRI, has represented a commitment to fund projected cash flow requirements of the Partnership for the year ending December 31, 1999.

     At December 31, 1998 and 1997, the Partnership had $126 and $116, respectively, in available cash.

     During 1998, the Partnership's available cash increased $10 due to interest income, whereas accounts payable increased $35,965. The increase in accounts payable includes an increase of $30,155 in loan payable to its Managing General Partner for professional fees and administrative expenses paid on behalf of the Partnership, and an increase of $5,810 in third-party payables.

                                CAPITAL RESOURCES
                                -----------------

     BMCLP, of which the Partnership owns a 92.5% limited partner interest, had unrestricted cash and cash equivalents of $4,628,581 and $2,071,713 at December 31, 1998 and 1997, respectively. During 1998, unrestricted cash and cash equivalents increased by $2,556,868; operating activities provided $4,114,149 of the increase, partially offset by $1,055,931 used in investing activities and $501,350 used in financing activities. The increase of $2,556,868 was due largely to the 1998 net income of $5,556,484, net of the net principal and interest payments of $7,490,506, fixed assets additions and payment of leasing costs of $1,055,931 and $328,351, respectively, and a $537,226 increase in restricted cash and cash equivalents. All of these factors were partially offset by depreciation and amortization totalling $4,658,258, proceeds from mortgage debt of $410,650, an increase in accrued interest on advances from affiliates of $716,345, and non-cash interest expense of $630,703, net. BMCLP had restricted cash and cash equivalents of $2,970,343 and $2,433,117 at December 31, 1998 and 1997, respectively.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

                          OPERATING DEFICIT OBLIGATION
                          ----------------------------

     For operating deficits which arise, the BMCLP Limited Partnership Agreement
(LPA) provides that Alan I. Kay and Allan E. Rozansky and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (1) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (2) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At December 31, 1998, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K do not concur with this amount. As of December 31, 1998 and 1997, R&K have provided $2,599,769 and $2,490,352, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,360,882 and $1,251,465 at December 31, 1998 and 1997, respectively, and has been added to the original advance amount. For the years ended December 31, 1998 and 1997, no amounts were advanced to BMCLP for operating deficits because R&K have represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. For the years ended December 31, 1998, 1997 and 1996, GECC advanced $222,434, $535,899 and
$975,001, respectively, to BMCLP for capital improvements, tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Restated First Mortgage Note.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the $1,038,654 that was placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses of the Development including payments under the Restated First and Second Mortgage Notes. As of December 31, 1998 and December 31, 1997, the balance in the escrow account was $319,294 and $273,654, respectively. There were no withdrawals from or deposits to the reserve by BMCLP during 1998 or 1997.

     BMC may advance additional amounts of up to $5,000,000 to BMCLP in accordance with the Restated Second Mortgage Note. Also, BMC may re-advance funds received from BMCLP as additional interest payments (75% of net cash flow)

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

if BMCLP pays its 25% share of net cash flow held in reserves. No advances were made in 1998, 1997 or 1996.

                              RESULTS OF OPERATIONS
                              ---------------------

Partnership
-----------

1998 versus 1997
----------------

     The Partnership recorded a net loss for 1998 of $35,955 as compared with a net loss of $37,976 for 1997. Operating expenses during 1998 were $2,011 lower than 1997 primarily due to lower professional fees. Additionally, the Partnership recognized $10 in interest revenue during 1998 versus $0 in 1997.


1997 versus 1996
----------------

     The Partnership recorded a net loss for 1997 of $37,976 as compared with a net loss of $29,922 for 1996. Operating expenses during 1997 were $8,054 higher than 1996, primarily due to an increase in professional fees.

Bethesda Metro Center Limited Partnership
-----------------------------------------

1998 versus 1997
----------------

     BMCLP had net income for 1998 of $5,556,484 as compared with net income of $3,593,522 for 1997. This was primarily the result of an increase in room revenue, office retail and parking rentals and food and

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

beverage revenue. BMCLP's net income was negatively impacted by increases in rooms expense and food and beverage expense.

     Room revenue increased by $1,257,490, or 9%, from 1997 primarily due to growth in the transient market average rate. Hotel occupancy increased 2% to 82% and the average room rate increased $7 to $126 during 1998. Food and beverage revenues increased $623,938, or 10%, from 1997 primarily due to increases in public room rental and audio visual revenues. Rooms expense increased by $351,819, or 12%, from 1997 due to increased payroll related expenses, guest supplies and travel agent commissions. Food and beverage expense increased $282,729, or 6%, from 1997 primarily due to increased payroll related expenses, training and contract service expenses. The increases in room revenue and food and beverage revenue, partially offset by the increases in rooms expense and food and beverage expense, contributed to gross operating profits for the hotel exceeding 1997 by $866,442, or 11%.

     Office building revenue increased $925,488, or 10%, during 1998 compared to 1997 due to increased occupancy and rental rates. The average occupancy of the Office Building increased from 97% to 100% and the average rental rate increased from $24 to $25 per square foot. However at December 31, 1998, the physical occupancy of the Office Building was 85%, as the largest tenant moved out during October 1998 but continues to pay rent through February 28, 1999. The retail and marketplace occupancy increased from 85% to 89%. The retail and marketplace average rental rate increased from $31 to $34 per square foot. There is no assurance that these occupancy levels or rental rates will be maintained.

     Operating expenses for the Office Building for 1998 increased by $97,925, or 4%, from 1997, primarily due to increased building maintenance and administrative expenses.


1997 versus 1996
----------------

     BMCLP had net income for 1997 of $3,593,522 as compared with net income of $3,395,921 for 1996. This was primarily the result of an increase in room revenue and food and beverage revenue and a decrease in amortization expense. BMCLP's net income was negatively impacted by an increase in interest expense, a decrease in office, retail and parking rentals, and an increase in food and beverage expense, insurance expense and management fees.

     Room revenue increased by $999,715, or 8%, from 1996 due to increased transient and group revenue. The Hotel experienced an increase in occupancy from 78% to 80% and an increase of $7 in average room rate over 1996. Food and beverage revenues increased by $519,486, or 9%, from 1996 due to increased in-room and banquet dining. The increase in room and food and beverage departmental profits, combined with the Hotel's cost control efforts, resulted in gross operating profits exceeding 1996 by $850,863, or 12%.

     Office building revenue decreased $149,326, or 2%, during 1997 compared with 1996 primarily due to decreased occupancy. The occupancy of the Office Building decreased from 98% to 97% while the rental rate remained constant at $24 per square foot. The retail and marketplace occupancy decreased from 92% to 85% primarily due to the expiration of two major retail leases during 1997 which were not renewed. The retail and marketplace average rental rate decreased from

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

$33 in 1996 to $31 per square foot in 1997 primarily due to decreased rates throughout the market.

     Operating expenses for the Office Building for 1997 increased by $51,891, or 2%, from 1996, primarily due to payroll increases associated with customary raises and utility increases.

     Pertinent data regarding the operations of the Office Building and Hotel follow.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

                                                           OFFICE BUILDING
                                                           ---------------

                                                            For the Years Ended December 31,
                                                       --------------------------------------------
                                                          1998             1997            1996
                                                       -----------      -----------     -----------
Leasing:
-------
Average Space Occupied:
  Office                                                       100%              97%             98%
  Retail and Marketplace                                        89%              85%             92%

Average Rental Rate:
  Office                                                       $25              $24             $24
  Retail and Marketplace                                       $34              $31             $33


Operations:
----------
Total Income                                           $10,312,630      $ 9,387,142     $ 9,536,468
Operating Expenses                                      (2,866,999)      (2,769,074)     (2,717,183)
                                                       -----------      -----------     -----------
Gross Operating Profits (Before Depreciation,
  Management Fees and Other Fixed Costs)               $ 7,445,631      $ 6,618,068     $ 6,819,285
                                                       ===========      ===========     ===========

                                                                HOTEL
                                                                -----

                                                             For the Years Ended December 31,
                                                       ---------------------------------------------
                                                          1998             1997 (1)        1996 (1)
                                                       -----------      -----------     -----------
Actual Average Occupancy                                        82%              80%            78%

Actual Average Room Rate                                      $126             $119            $112

Room Revenue                                           $14,505,508      $13,248,018     $12,248,303

Food & Beverage Revenues                               $ 6,991,728      $ 6,367,790     $ 5,848,304

Room Profits                                           $11,231,747      $10,326,076     $ 9,450,242

Food & Beverage Profits                                $ 1,927,515      $ 1,586,306     $ 1,503,892

Gross Operating Profits (Before Depreciation,
  Management Fees and Other Fixed Costs)               $ 8,834,473      $ 7,968,031     $ 7,117,168

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

(1) Certain amounts for 1997 and 1996 have been reclassified to conform to the 1998 presentation.


     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its Managing General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Partnership, to an extent not currently ascertainable. These factors, include, but are not limited to, over-building of office, hotel or commercial space; changes in general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the nearby business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God. Local market conditions could be affected by the addition of over 1,000,000 square feet of new office space currently under construction in downtown Bethesda.

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

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

                                  SALE CONTRACT
                                  -------------

     BMCLP has entered into a contract for the sale of the Development. A proxy will be sent to the investors of the Partnership in March 1999 to solicit majority approval of the sale contract. There is no assurance that majority approval will be obtained, nor that a sale will take place if such approval is obtained.

                                  LEGAL MATTERS
                                  -------------

     As mentioned previously, the Hotel is managed by Hyatt, in accordance with the Management Agreement dated March 1, 1982. BMCLP can terminate the Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1995 (referred to as the Sixth Full
Year), the Owner's Remittance Amount (as defined) is less than the annual principal and interest payments paid on the First Mortgage Note (presently the Restated First Mortgage Note), up to a maximum of $6,250,000. This shortfall occurred in 1996 and 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt began negotiating a new Management Agreement with a lower fee and other provisions more favorable to BMCLP than the existing Management Agreement. For example, BMCLP desires to eliminate the provision in the existing agreement that BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Management Agreement. However, during these negotiations, Hyatt asserted for the first time that the determination of whether or not a shortfall had occurred must be based on the portion of the Restated First Mortgage Note allocable to the Hotel, rather than the entire debt service, and that based on their analysis, a shortfall may not have occurred in 1996 or 1997. BMCLP vigorously disagrees with this assertion, and on April 21, 1998 sent a notice to Hyatt terminating the Management Agreement effective July 31, 1998. At the same time, BMCLP exercised its right under the Management Agreement to demand arbitration seeking a declaratory judgment that BMCLP's termination of Hyatt is proper and effective, and also seeking reimbursement of certain chain expenses for which BMCLP believes Hyatt has overcharged. The parties initially agreed to postpone the termination until October 31, 1998 and the arbitration for 90 days. The parties have subsequently extended these dates several times. Currently, the arbitration and termination have been stayed by agreement until March 1, 1999 and April 15, 1999, respectively, although the parties have verbally agreed to a further extension to April 1, 1999 and May 17, 1999, respectively, to allow the parties time potentially to resolve their differences. The parties are presently formalizing this verbal agreement.

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

     In the event of a sale of the Development, as discussed below, the sale agreement states that the purchaser shall negotiate a new management agreement with Hyatt, and if the purchaser fails to reach such an agreement, that the purchaser shall assume the Management Agreement at the sale's closing and shall accept the Development subject to the Management Agreement and the arbitration previously described. The Management Agreement calls for Hyatt's consent to the assignment, which shall not be unreasonably withheld. The Partnership can provide no assurance that Hyatt would consent to an assignment under the circumstances described.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors and service providers to verify their Y2K compliance. Final completion of this phase is expected by June 1999. The Testing Phase, which will include testing of internal applications as well as third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter of 1998 and will be completed by year-end 1999. Although the

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

expense associated with the Y2K Project cannot presently be determined, the Managing General Partner does not expect it to be material.

     The Partnership has been informed that Realty has chosen to address the Y2K computer issue by retaining a consultant in the area of real estate and accounting software. The consultant is assisting Realty in researching and selecting a new property management accounting software package that will be fully functional by August 1, 1999. Realty has represented that they are committed to making any hardware changes required for the Y2K as part of this program. With regard to building systems, including energy management systems, elevator systems, and access control systems, Realty has completed an inventory and has contacted building vendors to determine their current level of Y2K compliance. For those systems not in compliance, Realty is in the process of purchasing required software. Realty does not expect the expense associated with the Y2K project to be material.

     The Partnership has been informed that Hyatt is working with Computer Sciences Corporation ("CSC") and Sabre Technology Solutions ("STS"), its technology outsourcing partners, to address the Y2K compliance status of each of its major systems and has implemented a plan in an attempt to ensure that each of its systems is Y2K compliant by a goal date of July 1999.

     Hyatt's major systems include: 1.) SPIRIT - a world-wide reservations system; 2.) Envision - a sales system used by its hotels and national sales force; 3.) Revenue Management System - used by hotels to develop forecasts and establish rate guidelines; 4.) Property Management System - used for hotel operations; and 5.) Sales and Catering Automation System - used by hotels to manage meeting room inventory and the service requirements of group customers.

     The evaluation of these systems began in 1995 and has lead to a remediation plan specific to each system. Hyatt's technology outsourcers have reviewed the application business logic, application development tools, database, system management tools, operating systems, hardware and network for each system. Once each of these components is determined to be Y2K compliant, all components will be tested together transitioning to the Y2K and operating in the Y2K. Hyatt has represented that each of its major systems has been or is scheduled to be certified as Y2K compliant by June 1999. Hyatt does not expect the expense associated with the Y2K project for the Hotel to be material.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
               RESULTS OF OPERATIONS - Continued
               ---------------------

     Although Realty and Hyatt are coordinating the Y2K compliance efforts at the Office Building and the Hotel, respectively, it is ultimately the Partnership's responsibility to ensure that the operations are Y2K compliant.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     The Partnership's earnings are affected by changes in interest rates as the result of borrowing at a floating interest rate. If the relevant interest rate on the Restated First Mortgage Note (see Part I, Item 2.) had increased, on average for 1998, by ten percent, the Partnership's annual interest expense would have increased by approximately $584,000, based on the average balance of the Restated First Mortgage Note for the year ended December 31, 1998.


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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 62, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 52, has been President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 52, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.









                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 40, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 43, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

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





































                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          As described above in Item 10, the Partnership has no officers, directors or any employees. Under the Partnership Agreement, however, the General Partners have the exclusive right to conduct the business and affairs of the Partnership. Set forth below are all fees and other consideration paid or payable to the General Partners and their affiliates, and to Alan I. Kay and Allan E. Rozansky and their affiliates, in fiscal year 1998.

       A.   Operational Period
            ------------------

       1.   General Partner               No distributions of net cash
            Interests of C.R.I.,          flow have been made through
            Inc., Dockser,                December 31, 1998.
            Schwartzberg and
            Willoughby, and Limited
            Partner Interest of
            CRICO-Bethesda in the
            Partnership.

       2.   Partnership Management        No incentive management fee
            Fee to CIP Management 14,     was paid.
            Inc.

       3.   Partnership Interests of      No distributions of net cash
            CRCC, Alan I. Kay,  Allan     flow have been made through
            E. Rozansky and R&K           December 31, 1998.
            Construction Company
            (R&KCC) in BMCLP.

       4.   Expense Allowances to         (A) There was no net cash flow
            Alan I. Kay, Allan E.         generated by BMCLP, as
            Rozansky and CRCC in BMCLP;   defined, for fiscal year 1998,
            Management Fee and            therefore, no expense
            Incentive Management Fee      allowances were paid to Alan
            to R&KCC.                     I. Kay, Allan E. Rozansky and
                                          CRCC; (B) $3,000,000 payable
                                          to R&KCC for its management services
                                          to BMCLP in 1986 through 1990.  As of
                                          December 31, 1986, no additional
                                          management fee was payable to R&KCC
                                          and since then all additionalamounts
                                          owed have been used to fund operating
                                          deficits of BMCLP in accordance with
                                          the terms of LPA; and (C) there was
                                          no cash flow, as defined, generated
                                          by BMCLP in fiscal year 1998,
                                          therefore, no incentive management
                                          fee was paid to R&KCC.







                                      III-3

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

       5.   Additional Purchase Price     (A) In fiscal year 1998, there
            to Sellers and an             were no funds available in the
            Additional Incentive          Operating Deficit Reserve to
            Management Fee to CRCC,       pay additional purchase price
            Alan I. Kay and Allan E.      to the sellers; (B) there was
            Rozansky.                     no net cash flow, as defined,
                                          generated by BMCLP for fiscal
                                          year 1998, therefore, no
                                          additional incentive
                                          management fee was paid.

       6.   Management and                Management and Administrative
            Administration Fees to        fees relating to 1996 of $50,000
            CRCC and/or the               were paid in 1997.
            Partnership                   Management and Administration
                                          fees relating to 1997 of
                                          $50,000 were paid in 1998.
                                          Management and Administrative
                                          fees relating to 1998 of
                                          $50,000 were accrued in 1998.

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






                                      III-4

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

       3.   Alan I. Kay, Allan E.         (A) 1.00% to CRCC and 6.5% in
            Rozansky, R&KCC               the aggregate to Alan I. Kay,
            and CRCC's Share of           Allan E. Rozansky and R&KCC
            Liquidation, Sale or          of Liquidation, Sale or Refinancing
            Refinancing Proceeds          remaining after all payments and
                                          distributions have been
                                          made; plus (B) 18.928% to Alan
                                          I. Kay and Allan E. Rozansky
                                          of the amount remaining after
                                          payment of the Disposition Fee
                                          described in C-4 below.  Alan
                                          I. Kay, Allan E. Rozansky, R&KCC and
                                          CRCC will also receive a return of
                                          their nominal capital contributions.

       4.   Disposition Fee to Alan       The lesser of (i) 0.75% of the
            I. Kay and Allan E.           gross sales price of the
            Rozansky                      Development or (ii) $2,500,000
                                          as such fee shall be increased
                                          by an amount equal to 25% of
                                          the amount by which the
                                          Preferred Distribution is
                                          increased by the Tax Bracket
                                          Adjustment Factor, if any,
                                          payable after payment of all
                                          debts of BMCLP, repayment to the
                                          Partnership of its capital
                                          contributions to BMCLP, and
                                          payment of the Preferred
                                          Distribution, as adjusted by the
                                          Tax Bracket Adjustment Factor,
                                          if applicable.

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

          As of December 31, 1998, no person owned of record, or owned beneficially, more than 5% of the total number of Units of the Partnership.

          The General Partners own as a group a 1.00% interest in the Partnership. Alan I. Kay and Allan E. Rozansky and their affiliates as a group own a 6.50% interest in BMCLP.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1998, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.


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








                                      III-6

                                    PART III
                                    --------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

          A summary of amounts due to affiliates follows.


                     Balance at                       Balance at                        Balance at
     Related        December 31,                     December 31,                      December 31,
     Party              1996          Additions         1997           Additions          1998
     -------        ------------     -----------     ------------     -----------     -------------
     CRI            $    342,558     $    63,252     $    405,810     $    61,323     $     467,133
     CHG               1,215,586          88,275        1,303,861          86,899         1,390,760
     Realty              972,233         538,895        1,511,128         103,514         1,614,642
     Hyatt               953,434         441,840        1,395,274         574,001         1,969,275
                    ------------     -----------     ------------     -----------     -------------
                    $  3,483,811     $ 1,132,262     $  4,616,073     $   825,737     $   5,441,810
                    ============     ===========     ============     ===========     =============


          The $467,133 and $405,810 due to CRI as of December 31, 1998 and 1997, respectively, are partially comprised of $142,792 of advances to BMCLP to fund Excess Payments due on its former mortgages with Great Western. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, the $1,390,760 and $1,303,861 due to CHG as of December 31, 1998 and 1997, respectively, and $1,614,642 and $1,511,128 due to Realty as of December 31, 1998 and 1997, respectively, represent advances made to BMCLP and interest accrued thereon, to fund Excess Payments on the Great Western Notes, as discussed in Note 4 to the consolidated financial statements. The advances from CRI, CHG and Realty accrue interest at the prime rate (7.75% as of December 31, 1998) plus 1% in accordance with the Partnership Agreement. These advances plus any accrued interest will be repaid subject to cash availability as defined by the BMCLP partnership agreement and the Restated Notes, as discussed in Note 4 to the consolidated financial statements. Finally, the $1,969,275 and $1,395,274 due to Hyatt as of December 31, 1998 and 1997, respectively, consist of $1,845,766 and $1,285,429, respectively, of incentive management fees earned under its management agreement with BMCLP which is due subject to Hyatt meeting certain performance standards as defined in the management agreement. Of the $1,845,766 due as of December 31, 1998, $260,270 of incentive management fees earned during 1998 were paid during 1999 in accordance with the Management Agreement. The remaining 1998 incentive management fees and all 1997 incentive management fees have been deferred by Hyatt in accordance with the Management Agreement. The remaining $123,509 and $109,845 balance due to Hyatt as of December 31, 1998 and 1997, respectively, consists of trade payables to Hyatt for various services as described in Note 7 to the consolidated financial statements.

          CRCC may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 4 to the consolidated financial statements. CRCC received payments of $50,000 in each of 1998, 1997 and 1996 from remaining net cash flow relating to 1997, 1996 and 1995,

                                                                III-7

                                    PART III
                                    --------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

          respectively. Additionally, $50,000 was accrued as of December 31, 1998 for fiscal year 1998 management fees, as described in Note 4 to the consolidated financial statements.

          CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the Partnership Agreement. No incentive management fee has been incurred or paid in 1998, 1997 and 1996.

          Realty Management Company, which is a former affiliate of one of the Special Limited Partners, provides management and leasing services related to the Office Building, while Iroquois, which is an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.

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


























                                      III-8

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a)  (1)  Financial Statements                               Page
               --------------------                              ------

               Report of Independent Public Accountants           IV-6

               Consolidated Balance Sheets as of
                 December 31, 1998 and 1997 (as restated
                 for 1997)                                        IV-7

               Consolidated Statements of Operations for
                 the years ended December 31, 1998, 1997
                 and 1996 (as restated for 1997 and 1996)         IV-9

               Consolidated Statements of Partners'
                 Deficit for the years ended December 31,
                 1998, 1997 and 1996 (as restated for 1997
                 and 1996)                                        IV-10

               Consolidated Statements of Cash Flows for
                 the years ended December 31, 1998, 1997
                 and 1996 (as restated for 1997 and 1996)         IV-11

               Notes to Consolidated Financial Statements
                 for the years ended December 31, 1998, 1997
                 and 1996 (as restated for 1997 and 1996)         IV-12

          (2)  Financial Statement Schedules
               -----------------------------

               All financial statement schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

          (3) Exhibits (Listed according to the number assigned in the -------- table in Item 601 of Regulation S-K.)

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

     (b)       Reports on Form 8-K
               -------------------

               No reports of Form 8-K were filed during the quarter ended December 31, 1998.

               On February 24, 1999, the Partnership filed a report on Form 8-K regarding the restatement of the Partnership's financial statements to properly reflect the restructuring of the Partnership's mortgage debt in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings." See Note 2 to the consolidated financial statements for additional information.

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



                       CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP
                        -----------------------------------------------
                                            (Registrant)

                       by: C.R.I., Inc.
                            -------------------------------------------
                           Managing General Partner



March 4, 1999             by: /s/ William B. Dockser
-------------                   ---------------------------------------
DATE                            William B. Dockser, Director,
                                  Chairman of the Board,
                                  and Treasurer
                                  (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 4, 1999               by: /s/ H. William Willoughby
-------------                   ---------------------------------------
DATE                            H. William Willoughby,
                                  Director, President
                                  and Secretary





March 4, 1999               by: /s/ Michael J. Tuszka
-------------                   ---------------------------------------
DATE                            Michael J. Tuszka
                                  Vice President
                                  and Chief Accounting Officer
                                  (Principal Financial Officer
                                  and Principal Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Partners of
Capital Income Properties-C Limited Partnership:

     We have audited the accompanying consolidated balance sheets of Capital Income Properties-C Limited Partnership, a District of Columbia limited partnership (the Partnership ), and Subsidiary as of December 31, 1998 and 1997 (as restated - See Note 2), and the related consolidated statements of operations, partners deficit and cash flows for each of the three years in the period ended December 31, 1998 (as restated for 1997 and 1996 - See Note 2). These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                   /s/ Arthur Andersen LLP


Washington, D.C.
February 10, 1999

                CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                        December 31,
                                                                                              --------------------------------
                                                                                                  1998                1997
                                                                                                                 (as restated)
                                                                                              ------------       ------------
Current assets:
  Cash and cash equivalents                                                                   $  4,628,707       $  2,071,829
  Restricted cash and cash equivalents                                                           2,970,343          2,433,117
  Accounts receivable, less allowance for doubtful accounts
    of $85,310 and $86,439 as of December 31, 1998 and
    1997, respectively                                                                           1,107,240          1,317,229
  Prepaid expenses                                                                                 793,231            771,659
  Current portion of deferred rent receivable                                                      181,472            136,579
  Inventory and other assets                                                                        70,536             70,790
                                                                                              ------------       ------------
       Total current assets                                                                      9,751,529          6,801,203
                                                                                              ------------       ------------

Property and equipment:
  Buildings and tenant improvements                                                            123,741,442        123,255,734
  Furniture and equipment                                                                       16,084,500         15,514,277
                                                                                              ------------       ------------
                                                                                               139,825,942        138,770,011
  Less: accumulated depreciation                                                               (63,440,811)       (59,136,401)
                                                                                              ------------       ------------
                                                                                                76,385,131         79,633,610
                                                                                              ------------       ------------

Other assets:
  Deferred charges, less accumulated amortization of $3,793,947 and
    $3,188,815 as of December 31, 1998 and 1997, respectively                                    2,601,472          2,878,253
  Deferred rent receivable, less reserve of $246,863 and
    $171,763 as of December 31, 1998 and 1997, respectively                                        805,979            550,472
  Escrows and deposits                                                                             551,303            456,470
                                                                                              ------------       ------------
                                                                                                 3,958,754          3,885,195
                                                                                              ------------       ------------

       Total assets                                                                           $ 90,095,414       $ 90,320,008
                                                                                              ============       ============










                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                        LIABILITIES AND PARTNERS  DEFICIT


                                                                                                        December 31,
                                                                                              --------------------------------
                                                                                                  1998                1997
                                                                                                                 (as restated)
                                                                                              ------------       ------------
Current liabilities:
  Current portion of first mortgage note                                                      $  5,398,922       $  5,748,221
  Accounts payable                                                                                 734,162            551,409
  Accrued expenses                                                                                 989,079            997,275
  Due to affiliates                                                                              5,441,810          4,616,073
                                                                                              ------------       ------------
       Total current liabilities                                                                12,563,973         11,912,978

First mortgage note                                                                             51,267,336         57,026,686

Second mortgage note                                                                            13,963,080         15,325,443

Third mortgage note                                                                              6,589,500          6,319,500

Due to guarantor of operating deficits                                                           2,599,769          2,490,352

Deferred gain on debt restructuring                                                             98,998,507         98,607,349

Deferred revenue and security deposits                                                             487,678            532,658
                                                                                              ------------       ------------
       Total liabilities                                                                       186,469,843        192,214,966
                                                                                              ------------       ------------

Commitments and contingencies

Partners  deficit                                                                              (96,374,429)      (101,894,958)
                                                                                              ------------       ------------

       Total liabilities and partners' deficit                                                $ 90,095,414       $ 90,320,008
                                                                                              ============       ============















                The accompanying notes are an integral part of
                   these consolidated financial statements.

                CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For the years ended December 31,
                                                                                ---------------------------------------------
                                                                                     1998             1997            1996
                                                                                                 (as restated)   (as restated)
                                                                                ------------     ------------    ------------
Revenue:
  Rooms                                                                         $ 14,505,508     $ 13,248,018    $ 12,248,303
  Food and beverage                                                                6,991,728        6,367,790       5,848,304
  Telephone                                                                          641,731          636,446         654,847
  Office, retail and parking rentals                                              10,312,630        9,387,142       9,536,468
  Other                                                                              135,839           97,696          86,852
                                                                                ------------     ------------    ------------
                                                                                  32,587,436       29,737,092      28,374,774
                                                                                ------------     ------------    ------------
Departmental expenses:
  Rooms                                                                            3,273,761        2,921,942       2,798,061
  Food and beverage                                                                5,064,213        4,781,484       4,344,412
  Telephone                                                                          365,931          392,567         371,816
  Other                                                                              374,734          355,467         336,215
                                                                                ------------     ------------    ------------
                                                                                   9,078,639        8,451,460       7,850,504
                                                                                ------------     ------------    ------------
Other operating expenses:
  Administrative                                                                   1,793,676        1,577,614       1,539,586
  Marketing                                                                        1,248,243        1,192,501       1,153,253
  Energy costs                                                                     1,944,766        1,919,220       1,823,969
  Property operations and maintenance                                              2,242,008        2,010,198       2,071,009
                                                                                ------------     ------------    ------------
                                                                                   7,228,693        6,699,533       6,587,817
                                                                                ------------     ------------    ------------
Operating income before other income, fixed charges
  and other deductions                                                            16,280,104       14,586,099      13,936,453
                                                                                ------------     ------------    ------------

Other income                                                                         258,346           41,652          36,762
                                                                                ------------     ------------    ------------
Fixed charges and other deductions:
  Depreciation                                                                     4,304,410        4,391,758       4,403,450
  Amortization                                                                       353,848          356,534         485,791
  Interest expense                                                                 1,326,848        1,465,120         964,767
  Management fees                                                                  1,846,011        1,707,162       1,540,587
  Real estate and personal property taxes                                          1,058,688        1,026,773       1,079,511
  Ground rent                                                                      1,705,930        1,600,000       1,600,000
  Other                                                                              422,186          524,858         533,110
                                                                                ------------     ------------    ------------
                                                                                  11,017,921       11,072,205      10,607,216
                                                                                ------------     ------------    ------------
Net income                                                                         5,520,529        3,555,546       3,365,999
Net income attributed to minority interest                                        (5,556,484)      (3,593,522)     (3,395,921)
                                                                                ------------     ------------    ------------
Net loss attributed to Partnership                                              $    (35,955)    $    (37,976)   $    (29,922)
                                                                                ============     ============    ============

               The accompanying notes are an integral part of
                  these consolidated financial statements.

               CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                                                                       For the years ended December 31,
                                                                                ---------------------------------------------
                                                                                     1998             1997            1996
                                                                                                 (as restated)   (as restated)
                                                                                ------------     ------------    ------------
Net loss allocated to General Partners and affiliated
  Initial Limited Partner (1%)                                                  $       (360)    $       (380)   $       (299)
                                                                                ============     ============    ============

Net loss allocated to Additional Limited Partners (99%)                         $    (35,595)    $    (37,596)   $    (29,623)
                                                                                ============     ============    ============
Net loss per unit of Additional Limited Partnership
  Interest based on 600 units issued and outstanding                            $     (59.33)    $     (62.66)   $     (49.37)
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

               CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF PARTNERS  DEFICIT



                                                                                         (Losses)
                                                                                        Income not
                                                    General            Limited         Allocable to
                                                    Partners           Partners          Partners            Total
                                                  ------------       ------------      -------------     -------------
Balance, December 31, 1995 (as previously
  reported)                                       $   (529,079)      $    351,801      $ (92,993,658)    $ (93,170,936)

  Effect of prior period restatements
    (See Note 2)                                            --                 --        (15,645,567)      (15,645,567)

                                                  ------------       ------------      -------------     -------------
Balance, December 31, 1995 (as restated -
  See Note 2)                                         (529,079)           351,801       (108,639,225)     (108,816,503)

  Net loss attributed to Partnership                      (299)           (29,623)                --           (29,922)
  Net income attributed to minority
    interest (Note 1) (as restated -
    See Note 2)                                             --                 --          3,395,921         3,395,921
                                                  ------------       ------------      -------------     -------------
Balance, December 31, 1996 (as restated -
    See Note 2)                                       (529,378)           322,178       (105,243,304)     (105,450,504)

  Net loss attributed to Partnership                      (380)           (37,596)                --           (37,976)
  Net income attributed to minority
    interest (Note 1) (as restated -
    See Note 2)                                             --                 --          3,593,522         3,593,522
                                                  ------------       ------------      -------------     -------------

Balance, December 31, 1997 (as restated -
    See Note 2)                                       (529,758)           284,582       (101,649,782)     (101,894,958)

  Net loss attributed to Partnership                      (360)           (35,595)                --           (35,955)
  Net income attributed to minority
    interest (Note 1)                                       --                 --          5,556,484         5,556,484
                                                  ------------       ------------      -------------     -------------

Balance, December 31, 1998                        $   (530,118)      $    248,987      $ (96,093,298)    $ (96,374,429)
                                                  ============       ============      =============     =============












                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the years ended December 31,
                                                                                --------------------------------------------
                                                                                     1998             1997            1996
                                                                                                 (as restated)   (as restated)
                                                                                ------------     ------------    ------------
Cash flows from operating activities:
  Net income                                                                    $  5,520,529     $  3,555,546    $  3,365,999

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                                 4,304,410        4,391,758       4,403,450
      Amortization                                                                   353,848          356,534         485,791
      Interest expense related to the amortization of financing costs                251,286          251,286         251,286
      Net interest expense added to debt                                             379,417          393,184         393,184
      Interest payments treated as a reduction in mortgage debt                   (6,190,510)      (6,239,541)     (6,275,582)

      Changes in assets and liabilities:
        Increase in restricted cash and cash equivalents                            (537,226)        (632,094)       (193,053)
        Decrease (increase) in accounts receivable, net                              209,989         (511,730)        628,500
        (Increase) decrease in prepaid expenses                                      (21,572)          28,623          40,088
        Increase in deferred rent receivable, net                                   (300,400)         (93,284)       (165,726)
        Decrease (increase) in inventory and other assets                                254           (3,620)         11,222
        Increase in escrows and deposits                                             (94,833)         (51,305)       (228,227)
        Increase (decrease) in accounts payable                                      182,753          (15,509)         95,462
        (Decrease) increase in accrued expenses                                       (8,196)         137,055          99,485
        (Decrease) increase in deferred revenue and security deposits                (44,980)          25,908         150,835
                                                                                ------------     ------------    ------------
            Net cash provided by operating activities                              4,004,769        1,592,811       3,062,714
                                                                                ------------     ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                              (1,055,931)      (1,355,196)     (1,354,687)
                                                                                ------------     ------------    ------------
            Net cash used in investing activities                                 (1,055,931)      (1,355,196)     (1,354,687)
                                                                                ------------     ------------    ------------
Cash flows from financing activities:
  Proceeds from mortgage debt                                                        410,650          687,527       1,030,937
  Payments on mortgage debt                                                       (1,299,996)      (1,299,996)     (1,299,996)
  Advances from affiliates                                                           825,737        1,132,262         454,166
  Payment of leasing costs                                                          (328,351)        (700,823)     (1,229,414)
                                                                                ------------     ------------    ------------
            Net cash used in financing activities                                   (391,960)        (181,030)     (1,044,307)
                                                                                ------------     ------------    ------------
Net increase in cash and cash equivalents                                          2,556,878           56,585         663,720
Cash and cash equivalents, beginning of year                                       2,071,829        2,015,244       1,351,524
                                                                                ------------     ------------    ------------
Cash and cash equivalents, end of year                                          $  4,628,707     $  2,071,829    $  2,015,244
                                                                                ============     ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                        $  6,190,510     $  6,239,541    $  6,275,582
                                                                                ============     ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (AS RESTATED FOR 1997 AND 1996)


1.   THE PARTNERSHIP

     a.   General
          -------

          Capital Income Properties-C Limited Partnership (the Partnership), a District of Columbia limited partnership, was organized as of December 15, 1984. The purpose of the Partnership is to invest in real estate by acquiring and holding a limited partnership interest in Bethesda Metro Center Limited Partnership (BMCLP). BMCLP owns and operates a 381-room hotel known as the Hyatt Regency Bethesda Hotel (the Hotel) and an office building known as Bethesda Metro Office Building (the Office Building) located in Bethesda, Maryland containing approximately 340,000 square feet of net rentable office space and approximately 14,000 square feet of net rentable retail space. In addition, attached to the structure is a parking facility for approximately 1,300 cars serving the entire development (collectively, the Development).

          The Managing General Partner of the Partnership is C.R.I., Inc. (CRI), which has a 0.01% general partner interest. Other general partner interests which total 0.99% are held by three individuals affiliated (or formally affiliated) with CRI. Martin C. Schwartzberg retired from CRI and its affiliated business effective January 1, 1990 and has had no role in management of the Partnership since then. The total limited partner interest of 99% is comprised of 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and the remaining 98.99% interest is widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP s former first mortgage lender, as discussed in Note 4, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties, hereinafter referred to as the Special Limited Partners). Since CRCC is a wholly-owned affiliate of CRI, the accompanying financial statements as of December 31, 1998 and 1997, and for each of the three years ended December 31, 1998 have been consolidated with BMCLP.

          Although an entity affiliated with the Partnership has assumed responsibility for management of BMCLP and the Partnership has consolidated its interest therein in the accompanying financial statements, the Partnership has not assumed responsibility for any past or future operating deficits of BMCLP.

          Of the total partners deficit of $96,374,429, $101,894,958 and $105,450,504 as of December 31, 1998, 1997 and 1996, respectively,
     $96,093,298, $101,649,782 and $105,243,304, respectively, are not attributable to the partners of the Partnership. The amounts are comprised of cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 of $77,472,839, and cumulative net BMCLP losses of $18,620,459, $24,176,943 and $27,770,465 as of December 31, 1998, 1997
     and 1996, respectively. BMCLP income and losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations. BMCLP income has been allocated 100% to the minority interest and will continue to be allocated in this manner until the minority interest's cumulative losses have been eliminated.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (AS RESTATED FOR 1997 AND 1996)

1.   THE PARTNERSHIP - Continued

     b.   Sale Contract
          -------------

          BMCLP has entered into a contract for the sale of the Development. A proxy will be sent to the Investors of the Partnership in March 1999 to solicit majority approval of the sale contract. There is no assurance that majority approval will be obtained, nor that a sale will take place if such approval is obtained. (See Note 11.)

     c.   Liquidity
          ---------

          As discussed above, the Partnership s sole investment is its limited partnership interest in BMCLP. BMCLP has experienced cash deficiencies in recent years as cash flow from operations has been insufficient to fund capital and debt service requirements.

          However, BMCLP s management is of the opinion that cash flow from operations for the year ended December 31, 1999, after funding anticipated capital and debt service requirements, will be at a break-even level. To the extent that any cash deficits arise, management may utilize certain working capital reserves established in 1994, as discussed in Note 2, and additional borrowing capacity under its Restated Notes, as discussed in
     Note 4. However, since access to some of the reserves and additional borrowings is contingent upon the approval of the BMC Lender Partnership (the Second Restated Note holder), there can be no assurance that management will be able to fund cash flow deficits should they arise.

          The Partnership does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1999, which are principally comprised of professional fees and administrative expenses. Additionally, absent the sale of the Development, based on the projected operating performance of BMCLP, it is unlikely that the Partnership will receive any cash distribution from its investment in BMCLP in 1999 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP s mortgage notes. However, the Managing General Partner, CRI, has represented a commitment to fund projected cash flow requirements of the Partnership for the year ending December 31, 1999.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (AS RESTATED FOR 1997 AND 1996)


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

          The accompanying consolidated financial statements as of December 31, 1997 and for the years ended December 31, 1997 and 1996, have been restated in order to properly account for the restructuring of the Partnership's mortgage debt, as discussed in Note 4. The estimated extraordinary gain calculated by the Partnership due to the restructuring was originally deferred and was being amortized into income over the term of the restructured mortgage debt. The Partnership's 1997 and 1996 financial statements have been restated to eliminate the amortization of the extraordinary gain, and therefore, deferring the gain from the restructuring until realized, as required under Statement of Financial Accounting Standards No. 15 ("SFAS 15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Due to this restatement, net income of the Partnership decreased $14,129,506 and $14,340,300 for the years ended December 31, 1997 and 1996, respectively, and the beginning balance of partners' deficit as of December 31, 1995 increased $15,645,567. The restatement had no effect on the Partnership's net income before extraordinary item, as previously reported. The entire effect of this restatement is attributable to BMCLP and not the partners of the Partnership.

     b.   Consolidation
          -------------

          As discussed in Note 1, the Partnership consolidated its interest in BMCLP in 1992. The accompanying balance sheets as of December 31, 1998 and 1997, reflect all the accounts of both the Partnership and BMCLP. Additionally, the consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996, include the Partnership s and BMCLP s operations for the entire year.

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

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (AS RESTATED FOR 1997 AND 1996)

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Reclassifications
          -----------------

          Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform them with the 1998 presentation.

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

     f.   Restricted cash and cash equivalents
          ------------------------------------

          The $2,970,343 and $2,433,117 as of December 31, 1998 and 1997,
     respectively, in restricted cash and cash equivalents include $1,454,340 and $1,106,154 in working capital reserves as of December 31, 1998 and 1997, respectively. The Partnership received the working capital reserves as proceeds in connection with the restructuring of its mortgage debt, as discussed in Note 4. These funds are held in an escrow account and can be used by BMCLP to fund any operating expenses without limitation by demonstrating the need for such funds to the refinance lenders. Of this amount, $1,135,046 and $832,500 of the working capital reserves were held by the Restated First Mortgage Note lender (as defined in Note 4) as of December 31, 1998 and 1997, respectively. Additionally, $319,294 and $273,654 of the working capital reserves were held by the Restated Second Mortgage Note lender (as defined in Note 4) as of December 31, 1998 and 1997, respectively. The remaining $1,516,003 and $1,326,963 of the restricted cash and cash equivalents balances as of December 31, 1998 and 1997, respectively, represented the balances in an escrow account for property taxes and ground rent as required by the Restated First Mortgage Note lender. Amounts in the escrow account are funded from cash flow from operations. The Partnership has determined that the carrying amount of its restricted cash and cash equivalents approximates fair value.

     g.   Accounts receivable
          -------------------

          Accounts receivable, consisting primarily of trade related receivables, are stated at cost less an allowance for accounts deemed uncollectible of $85,310 and $86,439 at December 31, 1998 and 1997, respectively.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (AS RESTATED FOR 1997 AND 1996)

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     h.   Property and equipment
          ----------------------

          Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

          Buildings                       40 years
          Tenant improvements           5-15 years
          Furniture and equipment
            (half year convention)         5 years

          Additions to property and equipment were $1,055,931, $1,355,196 and $1,354,687 in 1998, 1997 and 1996, respectively. The additions in each year were less than 10% of the beginning balance of property and equipment and were primarily comprised of hotel furniture and fixtures, renovations performed on the Hotel, and leasehold improvements to the Office Building. There were no significant retirements in 1998, 1997, or 1996.

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

          Net deferred charges of $2,601,472 and $2,878,253 as of December 31, 1998 and 1997, respectively, consist of $1,759,336 of deferred financing costs related to the mortgage debt restructuring, as discussed in Note 4, and $4,636,083 and $4,307,732, respectively, of leasing costs incurred to lease office space at the Office Building. These deferred amounts are presented in the accompanying consolidated balance sheets net of accumulated amortization of $3,793,947 and $3,188,815 as of December 31, 1998 and 1997, respectively.

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

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (ASRESTATED FOR1997 AND 1996)

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     l.   Income taxes
          ------------

          No provision has been made for income taxes in the accompanying consolidated financial statements because the Partnership allocates profits and losses to the individual partners for Federal and state income tax purposes.

     m.   Impairment of Long-Lived Assets
          -------------------------------

          Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that the sum of undiscounted expected future cash flows is less than the carrying amount of an asset, the Partnership would recognize an impairment loss based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is calculated as the present value of expected future cash flows.


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP

     The Partnership has invested $42,500,100 in cash in BMCLP through December 31, 1998, to acquire a 92.5% limited partnership interest. Prior to June 15, 1992, the Partnership s investment in BMCLP was accounted for under the equity method which prohibits the recognition of investment losses in excess of the original investment. However, as discussed in Note 1, subsequent to June 15, 1992, the Partnership s investment in BMCLP has been consolidated in the accompanying consolidated financial statements.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (AS RESTATED FOR 1997 AND 1996)

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of the Partnership on an unconsolidated basis follows.


                                                           BALANCE SHEETS

                                                             December 31,
                                                      ----------------------------
                                                          1998           1997
                                                      ------------    ------------
     Total assets                                     $        126    $        116
                                                      ============    ============

     Accounts payable                                 $    281,257    $    245,292
     Partners  deficit                                    (281,131)       (245,176)
                                                      ------------    ------------
     Total liabilities and partners' deficit          $        126    $        116
                                                      ============    ============

                                                      STATEMENTS OF OPERATIONS

                                                             For the years ended December 31,
                                                      -----------------------------------------------
                                                           1998            1997            1996
                                                      ------------    ------------    ------------
     Revenue                                          $         10    $         --    $         --
     Professional fees                                     (22,689)        (29,995)        (21,650)
     Other                                                 (13,276)         (7,981)         (8,272)
                                                      ------------    ------------    ------------
          Net loss                                    $    (35,955)   $    (37,976)   $    (29,922)
                                                      ============    ============    ============

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (AS RESTATED FOR 1997 AND 1996)

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of BMCLP on an unconsolidated basis follows.

                                                           BALANCE SHEETS

                                                                              December 31,
                                                                      -----------------------------
                                                                          1998            1997
                                                                                      (as restated)
                                                                      ------------    ------------
     Investment in real estate, at cost, net                          $ 76,385,131    $ 79,633,610
     Current assets                                                      9,751,403       6,801,087
     Other assets                                                        3,958,754       3,885,195
                                                                      ------------    ------------
          Total assets                                                $ 90,095,288    $ 90,319,892
                                                                      ============    ============

     Current liabilities                                              $ 12,282,716    $ 11,667,686
     Other liabilities                                                 173,905,870     180,301,988
     Partners  deficit                                                 (96,093,298)   (101,649,782)
                                                                      ------------    ------------
          Total liabilities and partners  deficit                     $ 90,095,288    $ 90,319,892
                                                                      ============    ============

                                                      STATEMENTS OF OPERATIONS

                                                             For the years ended December 31,
                                                      -----------------------------------------------
                                                           1998            1997            1996
                                                                      (as restated)   (as restated)
                                                      ------------    ------------    ------------
     Revenue                                          $ 32,845,772    $ 29,778,744    $ 28,411,536
     Expenses                                          (27,289,288)    (26,185,222)    (25,015,615)
                                                      ------------    ------------    ------------
          Net income                                  $  5,556,484       3,593,522       3,395,921
                                                      ============    ============    ============


     During 1998, 1997 and 1996, the Partnership did not invest any cash in BMCLP. No cash distributions were made to the Partnership by BMCLP in 1998, 1997 or 1996.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (AS RESTATED FOR 1997 AND 1996)

3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     A reconciliation of BMCLP's financial statement net income to its tax return net loss follows.


                                                                             For the years ended December 31,
                                                                      -----------------------------------------------
                                                                           1998               1997              1996
                                                                                         (as restated)     (as restated)
                                                                      ------------       ------------      ------------
Financial statement net income                                        $  5,556,484       $  3,593,522      $  3,395,921

Net adjustments for tax return purposes:
  Additional depreciation and amortization
    allowed for tax purposes                                              (808,209)          (733,003)         (653,502)
  Cash rents received (less than) in excess of rental income              (399,532)          (169,895)          176,420
    Interest expense reversal                                           (5,618,269)        (6,247,288)       (6,152,397)
  Non-deductible portion of meals and entertainment                         24,772             20,537            38,746
  Other                                                                      1,140            181,305            36,201
                                                                      ------------       ------------      ------------
Tax return net loss                                                   $ (1,243,614)      $ (3,354,822)     $ (3,158,611)
                                                                      ============       ============      ============


4.   MORTGAGE DEBT

     a.   Original Mortgage Debt
          ----------------------

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

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (AS RESTATED FOR 1997 AND 1996)

4.   MORTGAGE DEBT - Continued

     b.   Modifications to Original Mortgage Debt
          ---------------------------------------

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

          The modification also provided for quarterly payments (Excess Payments) to be paid to Great Western beginning March 1992. However, BMCLP paid all net cash flow to Great Western, and, therefore, did not itself have cash to make the Excess Payments. These Excess Payments were partially funded to Great Western from management fees waived by Hyatt and those deferred by Realty and Capitol Hotel Group (CHG), an affiliate of the General Partners. During 1994, BMCLP was advanced a total of $193,916, including accrued interest, from CRI for the payment of the Excess Payments due. BMCLP paid $796,876 of Excess Payments to Great Western in 1994, as required. Under the restructured debt, which occurred November 16, 1994, as discussed below, no further Excess Payments were required.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (AS RESTATED FOR 1997 AND 1996)

4.   MORTGAGE DEBT - Continued

     c.   Restructuring of Original Mortgage Debt
          ---------------------------------------

          On November 16, 1994, Great Western sold the Notes to BMC Lender Partnership (BMC), an unaffiliated entity which amended and restated the First and Second Mortgage Notes. BMC amended and restated the First Mortgage Note (the Restated First Mortgage Note) to a principal amount of $48,000,000 and sold the Restated First Mortgage Note to General Electric Capital Corporation (GECC). BMC amended and restated the Second Mortgage Note (the Restated Second Mortgage Note) (collectively, the Restated Notes) to a principal amount of $10,000,000 advanced at closing. Of the total $58 million principal amount of the Restated Notes, $55 million was paid to Great Western in consideration for the Notes, approximately $1.8 million was used to fund loan fees and related costs on behalf of BMCLP, approximately $200,000 was used to fund interest and insurance premiums at the closing date, and the remaining amount of approximately $1.0 million was deposited into an escrow account restricted for working capital requirements, as discussed in Note 2.

          The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which, at December 31, 1998 and 1997 was 5.27% and 5.79%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew, or if they cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. One of the major tenants of the Office Building cancelled its lease at the end of 1998 and moved out of its space at the end of February 1999. No additional principal payments have been paid or requested to be paid by GECC and therefore have not been reflected in the accompanying consolidated financial statements. All unpaid principal is due at the maturity date, which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements, but may be used to fund other cash flow needs as well. For the years ended December 31, 1998, 1997 and 1996, GECC advanced $222,434, $535,899 and $975,001, respectively, to BMCLP for capital improvements, tenant improvements and leasing commissions. Interest accrued on cumulative advances is included in interest expense and is also added to the balance of the Restated First Mortgage Note.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (AS RESTATED FOR 1997 AND 1996)

4.   MORTGAGE DEBT - Continued

          Annual principal payments due on the Restated First Mortgage Note follow.

                         1999                     $ 1,299,996
                         2000                       1,299,996
                         2001                      42,150,008
                                                  -----------
                              Total               $44,750,000
                                                  ===========

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note was established. Monthly payments of $23,125 were made into this reserve beginning January 1, 1995 through December 1, 1998, as discussed in Note 2 . As of December 31, 1998 and 1997, the interest reserve balances were $1,135,046 and $832,500, respectively.

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

          Furthermore, BMC is entitled to an Economic Value Participation Interest, as defined, which requires BMCLP to pay the following at the sale of the property or refinancing or maturity of the Restated Notes.

          (1) 75% of the amount by which the Economic Value of the Development, as defined, up to $100 million, exceeds the unpaid principal balance and accrued interest under the Restated Notes, and

          (2)  50% of the Economic Value in excess of $100 million.

     In general, the Economic Value is defined by the Restated Second Mortgage Note as the value of the Development as determined by the Partnership or

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (AS RESTATED FOR 1997 AND 1996)

4.   MORTGAGE DEBT - Continued

     the average of three independent appraisals, if deemed necessary by BMC. Historically, the Partnership has not received appraisals of the Development in order to determine the Economic Value. However, in the opinion of the Managing General Partner, based on its knowledge of the Development and the real estate market, the Economic Value Participation Interest due to BMC as of December 31, 1998 and 1997, is not in excess of the deferred gain recorded by the Partnership as of each of those dates. See Note 12 for a discussion of the estimated Economic Value based on the terms of a non-binding sale agreement entered into by BMCLP in January 1999.

          In 1998, 1997 and 1996, $150,000 was paid each year to BMC as 75% of remaining net cash flow for 1997, 1996 and 1995. Also in 1998, 1997 and 1996, $50,000 was paid each year to CRCC as BMCLP management fees for 1997, 1996 and 1995, respectively; such amounts are included in management fees in the accompanying consolidated statements of operations. Additionally, $150,000 and $50,000 were accrued for net cash flow participation and management fees, respectively, as of both December 31, 1998 and December 31, 1997 for fiscal years 1998 and 1997, respectively.

          The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments.
     These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5 million in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of December 31, 1998, no additional advances have been made.

          BMC required that BMCLP deposit a deed in lieu of foreclosure in escrow to be recordable in the event of a default under the Restated Second Mortgage Note. CRCC agreed to amend and restate various "no bankruptcy" agreements of the type the original lender, Great Western, had required of it and certain affiliates. The new agreements are not secured or guaranteed, but a default thereunder could trigger the recordation of the escrowed deed in lieu of foreclosure. An event of default would occur if an entity other than CRCC became a General Partner of BMCLP (and could potentially put BMCLP in bankruptcy).

          Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses by demonstrating the need for such funds to BMC. As of December 31, 1998 and December 31, 1997, the balance in the escrow account was $319,294 and $273,654, respectively. There were no withdrawals from or deposits to the reserve by BMCLP during 1998 or 1997.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (AS RESTATED FOR 1997 AND 1996)

4.   MORTGAGE DEBT - Continued

          In connection with the debt restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. Accrued but unpaid interest is to be deferred without interest and is to be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (i) sale of the assets of BMCLP; (ii) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (iii) one day later than the later of any Maturity Date under the Restated Notes. As of December 31, 1998 and 1997, accrued interest of $3,589,500 and $3,319,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow, as defined in the agreement, was available for repayment of this note during 1998, 1997 or 1996.

          Substantially all of BMCLP's property and equipment is pledged as collateral to the Restated First and Second Mortgage Notes and to the Third Mortgage Note.

          The Restated First and Second Mortgage Notes contain certain covenants which, among other things, require the Partnership to maintain title and insurance on the mortgaged property and maintain escrow deposits. The Partnership was in compliance with such covenants as of December 31, 1998.

d.   Debt Forgiveness
     ----------------

          BMCLP's outstanding obligation under the Restated Notes prior to the restructuring was $197,754,727. In accordance with SFAS 15, the net carrying amount of the outstanding principal and accrued interest prior to the restructuring in excess of the total estimated future cash payments for principal and interest (based on the interest rate in effect on the date of restructuring for the Restated First Mortgage Note) of the Restated Notes was recorded as a deferred gain on debt restructuring in the accompanying consolidated balance sheets. Under SFAS 15, a debtor should not recognize a gain on restructuring involving indeterminate future cash payments (the floating rate interest on the Restated First Mortgage Note and the Economic Value Participation Interest on the Restated Second Mortgage Note) as long as the maximum total future cash payments may exceed the carrying amount of the debt. For purposes of applying SFAS 15, the Restated Notes have been aggregated, as the restructuring was negotiated between BMCLP and a single lender.

          Based on the Restated First Mortgage Note's interest rate of 9.52% and 10.04% in effect at December 31, 1998 and 1997, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest is $56,666,258 and $62,774,907 at December 31, 1998 and 1997,
     respectively, including additional draws subsequent to the restructuring. As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure the total estimated future obligation for principal and interest based upon changes in the

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (AS RESTATED FOR 1997 AND 1996)

4.   MORTGAGE DEBT - Continued

     underlying index. Differences in the total estimated future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt restructuring. For the years ended December 31, 1998 and 1996, $651,018 and $990,767, respectively, were reclassified from the Restated First Mortgage Note to the deferred gain on debt restructuring. For the year ended December 31, 1997, $551,054 was reclassified from the deferred gain on debt restructuring to the Restated First Mortgage Note.

          With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest at the time of the restructuring, based on the fixed interest rate of 16%, was $21,200,000. This amount exceeded the carrying amount of the Second Mortgage Note prior to restructuring of $19,380,974. As noted above, the Restated Notes have been aggregated for accounting purposes. Therefore, in accordance with SFAS 15, this difference of $1,819,026, which represents a constant additional interest obligation based on the fixed interest rate, is being accrued for and added to the Restated Second Mortgage Note principal balance over the term of the Restated Second Mortgage Note as a reclassification from the deferred gain on debt restructuring. For each of the years ended December 31, 1998, 1997 and 1996, $259,860 was reclassified from the deferred gain on debt restructuring to the Restated Second Mortgage Note.

          Due to the variable interest rate on the Restated First Mortgage Note and BMCLP's potential liability to BMC as a result of the Economic Value Participation Interest, the total future obligations under the Restated Notes, including future interest and contingent payments, cannot currently be determined. Therefore, the deferred gain on debt restructuring will not be recognized as an extraordinary gain unless it is realized through repayment or refinancing of the Restated Notes. As of December 31, 1998 and 1997, the deferred gain on debt restructuring was $98,998,507 and $98,607,349, respectively.

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

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (AS RESTATED FOR 1997 AND 1996)

4.   MORTGAGE DEBT - Continued

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

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (AS RESTATED FOR 1997 AND 1996)


6.   RECONCILIATION OF FINANCIAL STATEMENT NET INCOME
          TO TAX RETURN NET LOSS

     A reconciliation of the Partnership s financial statement net income to its tax return net loss follows.


                                                                                 For the years ended December 31,
                                                                     ------------------------------------------------------
                                                                          1998                  1997               1996
                                                                                           (as restated)      (as restated)
                                                                     ------------          ------------       ------------
Financial statement net income                                       $  5,520,529          $  3,555,546       $  3,365,999

Net adjustments for tax return purposes:
  Additional depreciation and amortization
    allowed for tax purposes                                             (808,209)             (733,003)          (653,502)
  Cash rents received (less than) in excess of rental income             (399,532)             (169,895)           172,420
  Increase in amortization                                                (20,868)              (20,868)           (20,868)
  Non-deductible portion of meals and entertainment                        24,772                20,537             38,746
  Interest expense reversal                                            (5,618,269)           (6,247,288)        (6,152,397)
  Other                                                                      (217)              181,305             36,201
                                                                     ------------          ------------       ------------
Tax return net loss                                                  $ (1,301,794)         $ (3,413,666)      $ (3,213,401)
                                                                     ============          ============       ============


7.   COMMITMENTS AND CONTINGENCIES

a.   Management Agreements
     ---------------------

          BMCLP entered into a Management Agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing from the date the Hotel opened through December 31, 2015, absent earlier termination. Based on the Management Agreement, Hyatt is to be paid a management fee consisting of a base management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined, above the base management fee, for the years ended December 31, 1998, 1997 and 1996. Management fees paid to Hyatt for the years ended December 31, 1998, 1997 and 1996, were approximately $870,000, $788,000 and $734,000, respectively; the incentive fees earned for the years ended December 31, 1998, 1997 and 1996 were approximately $560,000, $466,000 and $356,000, respectively. These incentive management fees were included in due to affiliates in the accompanying consolidated financial statements. Of these amounts, approximately $260,000 of incentive management fees earned during 1998 were paid during 1999, in accordance with the Management Agreement. The remaining incentive management fees earned during 1998, as well as all incentive management fees earned during 1997 and 1996, have been deferred in accordance with the Management Agreement.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (AS RESTATED FOR 1997 AND 1996)

7.   COMMITMENTS AND CONTINGENCIES - Continued

          BMCLP can terminate the Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1995 (referred to as the Sixth Full Year), the Owner's Remittance Amount (as defined) is less than the annual principal and interest payments paid on the First Mortgage Note (presently the Restated First Mortgage Note), up to a maximum of $6,250,000. This shortfall occurred in 1996 and 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt began negotiating a new management agreement with a lower fee and other provisions more favorable to BMCLP than the existing Management Agreement. For example, BMCLP desires to eliminate the provision in the existing agreement that BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Management Agreement. However, during these negotiations, Hyatt asserted for the first time that the determination of whether or not a shortfall had occurred must be based on the portion of the Restated First Mortgage Note allocable to the Hotel, rather than the entire debt service, and that based on their analysis, a shortfall may not have occurred in 1996 or 1997. BMCLP vigorously disagrees with this assertion, and on April 21, 1998 sent a notice to Hyatt terminating the Management Agreement effective July 31, 1998. At the same time, BMCLP exercised its right under the Management Agreement to demand arbitration seeking a declaratory judgment that BMCLP's termination of Hyatt is proper and effective, and also seeking reimbursement of certain chain expenses for which BMCLP believes Hyatt has overcharged. The parties initially agreed to postpone the termination until October 31, 1998 and the arbitration for 90 days. The parties have subsequently extended these dates several times. Currently, the arbitration and termination have been stayed by agreement until March 1, 1999 and April 15, 1999, respectively, although the parties have verbally agreed to a further extension to April 1, 1999 and May 17, 1999, respectively, to allow the parties time potentially to resolve their differences. The parties are presently formalizing this verbal agreement. The Managing General Partner cannot currently predict whether the parties will be able to resolve their differences, and if not, the impact on the accompanying consolidated financial statements of the outcome of the arbitration.

          In the event of a sale of the Development, as discussed below, the sale agreement states that the purchaser shall negotiate a new management agreement with Hyatt, and if the purchaser fails to reach such an agreement, that the purchaser shall assume the Management Agreement at the sale's closing and shall accept the Development subject to the Management Agreement and the arbitration previously described. The Management Agreement calls for Hyatt's consent to the assignment, which shall not be unreasonably withheld. The Partnership can provide no assurance that Hyatt would consent to an assignment under the circumstances described.

          Pursuant to the Management Agreement, Hyatt also provides "chain services" to the Hotel such as promotion services, advertising, and centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of December 31, 1998 and 1997, approximately

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (AS RESTATED FOR 1997 AND 1996)

7.   COMMITMENTS AND CONTINGENCIES - Continued

     $124,000 and $110,000, respectively, of this related party payable was recorded as due to affiliates in the accompanying consolidated financial statements.

          The Management Agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined) in fiscal years 1998, 1997 and 1996, respectively. Unexpended reserves are recorded as escrows and deposits within the accompanying consolidated financial statements. The reserve balances included in escrows and deposits at December 31, 1998 and 1997, were approximately $489,000 and $391,000, respectively.

          BMCLP entered into a management agreement with Realty, an affiliate prior to July 1, 1988 of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty was to manage the Office Building for a term of 20 years commencing with the date the Office Building opened.
     Under the terms of that agreement, Realty received a monthly management fee equal to 4% of all income collected from the operation of the Office Building. Realty had agreed to allow BMCLP to defer payments of all management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt. In connection with the debt restructuring, which occurred November 16, 1994, BMC Lender Partnership (the holder of the Restated Second Mortgage Note) paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total revenues. Management fees for the years ended December 31, 1998, 1997 and 1996, were approximately $409,000, $403,000 and $401,000, respectively, and are included in management fees in the accompanying consolidated statements of operations.

          In addition to management fees, Realty also receives leasing commissions for leasing certain space in the Office Building. For the years ended December 31, 1998, 1997 and 1996, approximately $107,000, $174,000 and $466,000, respectively, were paid to Realty for such leasing commissions.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (AS RESTATED FOR 1997 AND 1996)

7.   COMMITMENTS AND CONTINGENCIES - Continued

     b.   Ground Leases
          -------------

          BMCLP entered into a ground lease with the Washington Metropolitan Area Transit Authority ("WMATA") for land on which the Development is built. The land lease expires on November 30, 2031, and can be renewed for an additional 49 years at the option of BMCLP. The agreement provides for $400,000 minimum quarterly rental payments. Additional rent is payable at the rate of 7.5% of annual gross receipts, as defined in the land lease, in excess of $31,000,000. As of December 31, 1998, $105,930 was accrued as additional rent due to WMATA for 1998. No additional rent was due for 1997 or 1996.

     Future minimum rental payments under the ground lease follow.

                    Year Ended
                    December 31,
                    ------------
                       1999                            $ 1,600,000
                       2000                              1,600,000
                       2001                              1,600,000
                       2002                              1,600,000
                       2003                              1,600,000
                       Thereafter                       44,800,000
                                                       -----------
                            Total                      $52,800,000
                                                       ===========

     c.   Examination of Federal Income Tax Return
          ----------------------------------------

          The 1994 federal income tax return of BMCLP is being examined by the Internal Revenue Service, primarily due to the refinancing of the Notes and the subsequent election available to the individual partners of the Partnership to postpone recognition of income taxable to them as a result of the restructuring of the Notes. Management cannot currently project the outcome of the examination. However, as discussed in Note 2, any impact of the examination will be allocated to the individual partners for Federal and state income tax purposes.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (AS RESTATED FOR 1997 AND 1996)

8.   RELATED-PARTY TRANSACTIONS

     A summary of amounts due to affiliates follows.


                     Balance at                    Balance at                       Balance at
     Related        December 31,                  December 31,                     December 31,
     Party              1996        Additions        1997          Additions          1998
     -------        ------------   -----------    ------------    -----------     -------------
     CRI            $    342,558   $    63,252    $    405,810    $    61,323     $     467,133
     CHG               1,215,586        88,275       1,303,861         86,899         1,390,760
     Realty              972,233       538,895       1,511,128        103,514         1,614,642
     Hyatt               953,434       441,840       1,395,274        574,001         1,969,275
                    ------------   -----------    ------------    -----------     -------------
                    $  3,483,811   $ 1,132,262    $  4,616,073    $   825,737     $   5,441,810
                    ============   ===========    ============    ===========     =============


          The $467,133 and $405,810 due to CRI as of December 31, 1998 and 1997, respectively, are partially comprised of $142,792 of advances to BMCLP to fund Excess Payments due on its former mortgages with Great Western. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, the $1,390,760 and $1,303,861 due to CHG as of December 31, 1998 and 1997,
     respectively, and $1,614,642 and $1,511,128 due to Realty as of December 31, 1998 and 1997, respectively, represent advances made to BMCLP and interest accrued thereon, to fund Excess Payments on the Great Western Notes, as discussed in Note 4. The advances from CRI, CHG and Realty accrue interest at the prime rate (7.75% as of December 31, 1998) plus 1% in accordance with the Partnership Agreement. These advances plus any accrued interest will be repaid subject to cash availability as defined by the BMCLP partnership agreement and the Restated Notes, as discussed in
     Note 4. Finally, the $1,969,275 and $1,395,274 due to Hyatt as of December 31, 1998 and 1997, respectively, consist of $1,845,766 and $1,285,429, respectively, of incentive management fees earned under its management agreement with BMCLP which is due subject to Hyatt meeting certain
     performance standards as defined in the management agreement.    Of the
     $1,845,766 due as of December 31, 1998, $260,270 of incentive management fees earned during 1998 were paid during 1999 in accordance with the Management Agreement. The remaining 1998 incentive management fees and all of the 1997 incentive management fees have been deferred by Hyatt in accordance with the Management Agreement. The remaining $123,509 and $109,845 balance due to Hyatt as of December 31, 1998 and 1997, respectively, consists of trade payables to Hyatt for various services as described in Note 7.

          CRCC may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated First and Second Mortgage Notes, as discussed in Note 4. CRCC received payments of $50,000 in each of 1998, 1997 and 1996 from remaining net cash flow relating to 1997, 1996 and 1995,

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (AS RESTATED FOR 1997 AND 1996)

8.   RELATED-PARTY TRANSACTIONS - Continued

     respectively. Additionally, $50,000 was accrued as of December 31, 1998 for fiscal year 1998 management fees, as described in Note 4.

          CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the Partnership Agreement. No such incentive management fee was earned or paid in 1998, 1997, or 1996.

          Realty Management Company, which is a former affiliate of one of the Special Limited Partners, provides management and leasing services related to the Office Building, while Iroquois, which is an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.


9.   RENTAL INCOME UNDER OPERATING LEASES

     BMCLP s principal leasing activities consist of office space rentals under operating leases. Future minimum rental receipts under noncancelable leases follow.

               Year Ended
               December 31,
               ------------

                  1999                            $ 7,913,957
                  2000                              7,734,282
                  2001                              7,070,633
                  2002                              5,874,316
                  2003                              4,781,251
                  Thereafter                        8,814,457
                                                  -----------
                       Total                      $42,188,896
                                                  ===========

     BMCLP has entered into a parking lease with Monument Parking Co., Inc., dated March 14, 1983, for a term of 30 years commencing with the date the garage opened. Under the terms of this agreement, BMCLP receives all gross receipts of the parking garage less all operating expenses thereof, including an annual management fee to Monument in the amount of $65,000, until adjusted gross receipts (as defined) equal $1,500,000, and a percentage of adjusted gross receipts in excess of $1,500,000, as stipulated in the agreement.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (AS RESTATED FOR 1997 AND 1996)


10.  DUE TO GUARANTOR OF OPERATING DEFICITS

     Pursuant to the BMCLP partnership agreement and operating deficit guarantee agreement, R&KCC, an affiliate of the Special Limited Partners, has guaranteed the funding of all BMCLP operating deficits up to $15,600,000. To satisfy a portion of this obligation, the shareholders of R&KCC arranged for the original Second Mortgage Note as described in Note 4. Upon R&KCC s discontinuance of business, the Special Limited Partners assumed the obligations for funding operating deficits. The total due to R&KCC with respect to operating deficit loans, including accrued interest, is $2,599,769 and $2,490,352 as of December 31, 1998 and 1997, respectively. Interest on amounts advanced to BMCLP for operating deficits is 1% over the prime rate (7.75% as of December 31, 1998) and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,360,882 and $1,251,465 at December 31, 1998 and 1997, respectively, and has been added to the original advance amount and classified as due to guarantor of operating deficits in the accompanying consolidated balance sheets. For the years ended December 31, 1998 and 1997, no amounts were advanced to the BMCLP for operating deficits because the Special Limited Partners have represented that their net worth is not significant, their assets are very illiquid, and they do not have resources to meet their operating deficit obligations.


11.  SEGMENT REPORTING

     BMCLP has two reportable operating segments, the Hotel and the Office Building. The Managing General Partner evaluates the performance of each based on gross operating profit (calculated as total revenues less operating expenses, excluding depreciation, management fees and other fixed costs). The accounting policies applicable to the operating segments are the same as those described above in the summary of significant accounting policies.

                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (AS RESTATED FOR 1997 AND 1996)

11.  SEGMENT REPORTING - Continued

     Information related to the reportable operating segments for each of the three years ended December 31, 1998, follows (dollars in thousands.)

                                                                    1998
                                             -----------------------------------------------------------
                                                                     Office                Total Per
                                               Hotel                Building           Consolidated Data
                                             ---------              ---------          -----------------
     Total Revenue                           $  22,275              $  10,312              $ 32,587
     Operating Expenses                        (13,440)                (2,867)              (16,307)
                                             ---------              ---------              --------
     Gross Operating Profit                  $   8,835              $   7,445              $ 16,280
                                             =========              =========              ========


                                                                    1997
                                             -----------------------------------------------------------
                                                                     Office                Total Per
                                               Hotel                Building           Consolidated Data
                                             ---------              ---------          -----------------
     Total Revenue                           $ 20,350               $  9,387               $ 29,737
     Operating Expenses                       (12,382)                (2,769)               (15,151)
                                             --------               --------               --------
     Gross Operating Profit                  $  7,968               $  6,618               $ 14,586
                                             ========               ========               ========


                CAPITAL INCOME PROPERTIES - C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (AS RESTATED FOR 1997 AND 1996)

11.  SEGMENT REPORTING - Continued

                                                                    1996
                                             -----------------------------------------------------------
                                                                     Office                Total Per
                                               Hotel                Building           Consolidated Data
                                             ---------              ---------          -----------------
     Total Revenue                           $  18,838              $   9,537             $ 28,375
     Operating Expenses                        (11,721)                (2,717)             (14,438)
                                             ---------              ---------             --------
     Gross Operating Profit                  $   7,117              $   6,820             $ 13,937
                                             =========              =========             ========


     BMCLP does not consider the total assets of each segment in evaluating the operating performance or when determining the allocation of resources. Therefore, this information has not been presented.


12.  SUBSEQUENT EVENT

     On January 22, 1999, BMCLP entered into a non-binding sale agreement to sell the Development. If such a sale is completed, it is the intention of management to repay the Restated Notes, the Third Mortgage Note and all related party debt, including both principal and interest. In addition, based on the proposed purchase price, management has estimated the Economic Value Participation Interest (see Note 4) due to BMC from the Partnership (assuming a closing date of April 30, 1999). BMC has indicated that they will accept a discount on the Economic Value Participation Interest so that the Partnership will have sufficient funds to repay all debt obligations and make a distribution to the limited partners to offset any tax effects of the sale. Based on management's estimate, the Economic Value Participation Interest would not exceed the deferred gain on restructuring as reflected in the accompanying consolidated balance sheets. Upon sale, this liability to BMC for the Economic Value Participation Interest would be recorded as a charge to the deferred gain on restructuring. The remaining balance of the deferred gain on restructuring would be recognized as an extraordinary gain by BMCLP. There is no assurance that this sale will take place, and the accompanying financial statements do not reflect the effects of the potential sale. In addition, if a sale does take place, there is no assurance that the Economic Value Participation Interest due to BMC would not exceed the deferred gain on the restructuring as reflected on the accompanying consolidated balance sheets.

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                          Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically