Form 10-Q
period 1999-03-31
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1999-05-17
CIK 780348

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       March 31, 1999
                                   ------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                        (Outstanding at March 31, 1999)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1999



                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1999
            and December 31, 1998 . . . . . . . . . . . . . .      1

          Consolidated Statements of Operations - for the
            three months ended March 31, 1999 and 1998 (as
            restated for 1998)  . . . . . . . . . . . . . . .      3

          Consolidated Statement of Changes in Partners'
            Deficit - for the three months ended
            March 31, 1999  . . . . . . . . . . . . . . . . .      5

          Consolidated Statements of Cash Flows - for the three
            months ended March 31, 1999 and 1998 (as restated
            for 1998) . . . . . . . . . . . . . . . . . . . .      6

          Notes to Consolidated Financial Statements -
            March 31, 1999 and 1998 (as restated for 1998)  .      7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      21


Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . .      28


PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      28

Signature     . . . . . . . . . . . . . . . . . . . . . . . .      29

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      30

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                                                                 March 31,       December 31,
                                                                                                   1999             1998
                                                                                               -------------    -------------
                                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                                                    $   5,109,096    $   4,628,707
  Restricted cash and cash equivalents                                                             3,324,242        2,970,343
  Accounts receivable, less allowance for doubtful accounts
    of $84,320 and $85,310, respectively                                                           1,409,377        1,107,240
  Prepaid expenses                                                                                   557,268          793,231
  Current portion of deferred rent receivable                                                        181,472          181,472
  Inventory and other assets                                                                          68,093           70,536
                                                                                               -------------    -------------
          Total current assets                                                                    10,649,548        9,751,529
                                                                                               -------------    -------------

Property and equipment:
  Buildings and tenant improvements                                                              123,741,469      123,741,442
  Furniture and equipment                                                                         16,432,731       16,084,500
                                                                                               -------------    -------------
                                                                                                 140,174,200      139,825,942
  Less-accumulated depreciation                                                                  (64,516,914)     (63,440,811)
                                                                                               -------------    -------------
          Property and equipment, net                                                             75,657,286       76,385,131
                                                                                               -------------    -------------

Other assets:
  Deferred charges, less accumulated amortization
    of $4,009,407 and $3,793,947, respectively                                                     2,425,359        2,601,472
  Deferred rent receivable, less reserve of $246,863                                                 805,979          805,979
  Escrows and deposits                                                                               360,819          551,303
                                                                                               -------------    -------------
          Total other assets                                                                       3,592,157        3,958,754
                                                                                               -------------    -------------

          Total assets                                                                         $  89,898,991    $  90,095,414
                                                                                               =============    =============

                                                             (Continued)








                   The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                         LIABILITIES AND PARTNERS' DEFICIT


                                                                                                 March 31,       December 31,
                                                                                                   1999             1998
                                                                                               -------------    -------------
                                                                                                (Unaudited)
Current liabilities:
  Current portion of first mortgage note                                                       $   5,255,541    $   5,398,922
  Accounts payable                                                                                   721,391          734,162
  Accrued expenses                                                                                 1,108,160          989,079
  Due to affiliates                                                                                5,426,791        5,441,810
                                                                                               -------------    -------------
          Total current liabilities                                                               12,511,883       12,563,973

First mortgage note                                                                               49,608,514       51,267,336
Second mortgage note                                                                              13,622,490       13,963,080
Third mortgage note                                                                                6,657,000        6,589,500
Due to guarantor of operating deficits                                                             2,626,870        2,599,769
Deferred gain on debt restructuring                                                               99,392,433       98,998,507
Deferred revenue and security deposits                                                               335,969          487,678
                                                                                               -------------    -------------
          Total liabilities                                                                      184,755,159      186,469,843
                                                                                               -------------    -------------

Commitments and contingencies

Partners' deficit                                                                                (94,856,168)     (96,374,429)
                                                                                               -------------    -------------

          Total liabilities and partners' deficit                                              $  89,898,991    $  90,095,414
                                                                                               =============    =============



















                    The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                                -----------------------------
                                                                                                    1999             1998
                                                                                                                 (as restated)
                                                                                                ------------     ------------
Revenue:
  Rooms                                                                                         $  3,818,786     $  3,476,404
  Food and beverage                                                                                1,682,070        1,412,214
  Telephone                                                                                          168,230          149,487
  Office, retail and parking rentals                                                               2,441,695        2,512,046
  Other                                                                                               40,066           27,304
                                                                                                ------------     ------------
                                                                                                   8,150,847        7,577,455
                                                                                                ------------     ------------
Departmental expenses:
  Rooms                                                                                              817,049          770,210
  Food and beverage                                                                                1,279,344        1,121,491
  Telephone                                                                                           96,486           86,893
  Other                                                                                               80,552           98,448
                                                                                                ------------     ------------
                                                                                                   2,273,431        2,077,042
                                                                                                ------------     ------------
Other operating expenses:
  Administrative                                                                                     455,985          491,937
  Marketing                                                                                          308,677          315,154
  Energy costs                                                                                       397,196          380,910
  Property operations and maintenance                                                                513,938          498,345
                                                                                                ------------     ------------
                                                                                                   1,675,796        1,686,346
                                                                                                ------------     ------------
Operating income before other income, fixed charges and other deductions                           4,201,620        3,814,067
                                                                                                ------------     ------------
Other income                                                                                          45,251           10,709
                                                                                                ------------     ------------
Fixed charges and other deductions:
  Depreciation                                                                                     1,076,103        1,062,256
  Amortization                                                                                       152,638           88,462
  Interest expense                                                                                   255,495          260,598
  Management fees                                                                                    475,241          297,458
  Real estate and personal property taxes                                                            266,836          259,015
  Ground rent                                                                                        400,000          400,000
  Other                                                                                              102,297           95,144
                                                                                                ------------     ------------
                                                                                                   2,728,610        2,462,933
                                                                                                ------------     ------------
Net income                                                                                         1,518,261        1,361,843
Net income attributed to minority interest                                                        (1,539,710)      (1,369,556)
                                                                                                ------------     ------------
Net loss attributed to Partnership                                                              $    (21,449)    $     (7,713)
                                                                                                ============     ============
                                                             (Continued)

                   The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                    (Unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                                -----------------------------
                                                                                                    1999             1998
                                                                                                                 (as restated)
                                                                                                ------------     ------------
Net loss attributed to Partnership                                                              $    (21,449)    $     (7,713)
                                                                                                ============     ============

Net loss allocated to General
   Partners and affiliated Initial
   Limited Partner (1%)                                                                         $       (214)    $        (77)
                                                                                                ============     ============

Net loss allocated to Additional
   Limited Partners (99%)                                                                       $    (21,235)    $     (7,636)
                                                                                                ============     ============

Net loss per unit of Additional Limited
   Partnership interest based 600 units
   issued and outstanding                                                                       $     (35.39)    $     (12.73)
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

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                      (Unaudited)


                                                                        (Losses) Income
                                             General       Limited       not Allocable
                                             Partners      Partners       to Partners         Total
                                             ---------     --------     ---------------    ------------
Balance, January 1, 1999                     $(530,118)    $248,987     $ (96,093,298)     $(96,374,429)

  Net loss attributed to Partnership              (214)     (21,235)               --           (21,449)

  Net income attributed to minority
    interest  (Note 1)                              --           --         1,539,710         1,539,710
                                             ---------     --------     -------------      ------------

Balance, March 31, 1999                      $(530,332)    $227,752     $ (94,553,588)     $(94,856,168)
                                             =========     ========     =============      ============




































                     The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                                                                 For the three months ended
                                                                                                         March 31,
                                                                                              -------------------------------
                                                                                                  1999               1998
                                                                                                                 (as restated)
                                                                                              ------------       ------------
Cash flows from operating activities:
 Net income                                                                                   $  1,518,261       $  1,361,843

 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                  1,076,103          1,062,256
   Amortization                                                                                    152,638             88,462
   Interest expense related to the amortization of financing costs                                  62,822             62,822
   Net interest expense added to debt                                                               94,602             98,296
   Interest payments treated as a reduction in mortgage debt                                    (1,469,540)        (1,551,034)

   Changes in assets and liabilities:
     Increase in restricted cash and cash equivalents                                             (353,899)          (314,305)
     Increase in accounts receivable, net                                                         (302,137)          (222,201)
     Decrease in prepaid expenses                                                                  235,963            215,220
     Decrease in inventory and other assets                                                          2,443              1,681
     Decrease (increase) in escrows and deposits                                                   190,484            (64,180)
     (Decrease) increase in accounts payable                                                       (12,771)            10,358
     Increase in accrued expenses                                                                  119,081            143,152
     (Decrease) increase in deferred revenue and security deposits                                (151,709)            58,609
                                                                                              ------------       ------------
        Net cash provided by operating activities                                                1,162,341            950,979
                                                                                              ------------       ------------

Cash flows from investing activities:
 Purchase of property and equipment                                                               (348,258)          (123,923)
                                                                                              ------------       ------------
        Net cash used in investing activities                                                     (348,258)          (123,923)
                                                                                              ------------       ------------
Cash flows from financing activities:
 Proceeds from mortgage debt                                                                        45,671            265,785
 Payments on mortgage debt                                                                        (324,999)          (324,999)
 Net (repayments of) advances from affiliates                                                      (15,019)           104,828
 Payment of leasing costs                                                                          (39,347)           (61,751)
                                                                                              ------------       ------------
        Net cash used in financing activities                                                     (333,694)           (16,137)
                                                                                              ------------       ------------
Net increase in cash and cash equivalents                                                          480,389            810,919
Cash and cash equivalents, beginning of period                                                   4,628,707          2,071,829
                                                                                              ------------       ------------
Cash and cash equivalents, end of period                                                      $  5,109,096       $  2,882,748
                                                                                              ============       ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                     $  1,469,540       $  1,551,034
                                                                                              ============       ============

                    The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Income Properties-C Limited Partnership (the Partnership) as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the interim period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 1998.

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

     The accompanying unaudited consolidated financial statements for the three months ended March 31, 1998, have been restated in order to properly account for the restructuring of the Partnership's mortgage debt, as discussed in Note 4. The estimated extraordinary gain calculated by the Partnership due to the restructuring was originally deferred and was being amortized into income over the term of the restructured mortgage debt. The Partnership's financial statements for the three months ended March 31, 1998 have been restated to eliminate the amortization of the extraordinary gain, and therefore, deferring the gain from the restructuring until realized, as required under Statement of Financial Accounting Standards No. 15 (SFAS 15), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Due to this restatement, net income of the Partnership decreased $3,471,808 for the three months ended March 31, 1998. The restatement had no effect on the Partnership's net income before extraordinary item, as previously reported. The entire effect of this restatement is attributable to BMCLP and not to the partners of the Partnership.


2.   THE PARTNERSHIP

     The Partnership, a District of Columbia limited partnership, was organized as of December 15, 1984. The purpose of the Partnership is to invest in real estate by acquiring and holding a limited partnership interest in Bethesda Metro Center Limited Partnership (BMCLP). BMCLP owns and operates a 381-room hotel known as the Hyatt Regency Bethesda Hotel (the Hotel) and an office building known as Bethesda Metro Office Building (the Office Building) located in Bethesda, Maryland, containing approximately 340,000 square feet of net rentable office space and approximately 14,000 square feet of net rentable retail space. In addition, attached to the structure is a parking facility, for approximately 1,300 cars, serving the entire development (collectively, the Development).

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


2.   THE PARTNERSHIP - Continued

     CRI, as Managing General Partner of the Partnership, has a 0.01% general partner interest. Other general partner interests, which total 0.99%, are held by three individuals affiliated (or formerly affiliated) with CRI. Martin C. Schwartzberg retired from CRI and its affiliated businesses effective January 1, 1990 and has had no role in management of the Partnership since then. The total limited partner interest of 99% is comprised of the following: (i) 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and (ii) 98.99% widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP's former first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as the Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying unaudited financial statements as of March 31, 1999 and December 31, 1998 and for each of the three-month periods ended March 31, 1999 and 1998 have been consolidated with BMCLP.

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

     Of the total partners deficit of $94,856,168 and $96,374,429 as of March 31, 1999 and December 31, 1998, respectively, $94,553,588 and $96,093,298, respectively, are not attributable to the partners of the Partnership. The amounts not attributable to the partners of the Partnership are comprised of the following: (1) cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 (the date of consolidation) of $77,472,839, plus (2) cumulative net BMCLP losses since June 15, 1992 of $17,080,749 and $18,620,459 as of March 31, 1999 and December 31, 1998,
respectively. BMCLP income and losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations. BMCLP income has been allocated 100% to the minority interest and will continue to be allocated in this manner until the minority interest's cumulative losses have been eliminated.


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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of the Partnership on an unconsolidated basis follows.


                                 BALANCE SHEETS
                                 --------------

                                                  March 31,     December 31,
                                                    1999           1998
                                                ------------    ------------
                                                 (Unaudited)
  Total assets                                  $        127    $        126
                                                ============    ============

  Total liabilities                             $    302,707    $    281,257
  Partners' deficit                                 (302,580)       (281,131)
                                                ------------    ------------
  Total liabilities and partners' deficit       $        127    $        126
                                                ============    ============

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)


                                                  For the three months ended
                                                          March 31,
                                                -----------------------------
                                                    1999            1998
                                                ------------    ------------
  Revenue                                       $          1    $         --
  Professional fees                                  (15,550)         (2,730)
  Other expenses                                      (5,900)         (4,983)
                                                ------------    ------------
       Net loss                                 $    (21,449)   $     (7,713)
                                                ============    ============


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of BMCLP on an unconsolidated basis follows.

                                 BALANCE SHEETS
                                 --------------



                                                  March 31,      December 31,
                                                    1999            1998
                                                ------------    -------------
                                                 (Unaudited)
  Investment in real estate, at cost, net       $ 75,657,286    $ 76,385,131
  Current assets                                  10,649,421       9,751,403
  Other assets                                     3,592,157       3,958,754
                                                ------------    ------------
       Total assets                             $ 89,898,864    $ 90,095,288
                                                ============    ============

  Current liabilities                           $ 12,209,176    $ 12,282,716
  Other liabilities                              172,243,276     173,905,870
  Partners  deficit                              (94,553,588)    (96,093,298)
                                                ------------    ------------
       Total liabilities and partners  deficit  $ 89,898,864    $ 90,095,288
                                                ============    ============

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)


                                                  For the three months ended
                                                          March 31,
                                                -----------------------------
                                                    1999            1998
                                                                (as restated)
                                                ------------    ------------
  Revenue                                       $  8,196,097    $  7,588,164
  Expenses                                        (6,656,387)     (6,218,608)
                                                ------------    ------------
       Net income                               $  1,539,710    $  1,369,556
                                                ============    ============


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


4.   MORTGAGE DEBT

                         Restructuring of Mortgage Debt
                         ------------------------------

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

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at March 31, 1999 and December 31, 1998 was 4.99% and 5.27%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew, or if they cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. One of the major tenants of the Office Building cancelled its lease at the end of 1998 and moved out of its space at the end of February 1999. As of May 14, 1999, 39% of the space leased to this former major tenant has been leased to new tenants. No additional principal payments have been paid to GECC or requested to be paid by GECC, and therefore have not been reflected in the accompanying consolidated financial statements. All unpaid principal is due at the maturity date, which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any such additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements, but may be used to fund other cash flow needs as well. During the three months ended March 31, 1999 and 1998, GECC advanced $0 and $222,434, respectively, to BMCLP for tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Restated First Mortgage Note.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note was established. Monthly payments of $23,125 were made into this reserve from January 1, 1995 through December 1, 1998. As of March 31, 1999 and December 31, 1998, the interest reserve balance was $1,158,171 and $1,135,046, respectively; this amount is reflected in restricted cash and cash equivalents in the accompanying consolidated balance sheets.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


4.   MORTGAGE DEBT - Continued

     The Restated Second Mortgage Note stipulates that 16% interest is payable monthly from available cash flow, as defined, on a cumulative basis. Based on the provisions of the Restated Second Mortgage Note, BMCLP's cash flow from operations shall be disbursed in priority, as follows:

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

     Furthermore, BMC is entitled to an Economic Value Participation Interest, as defined, which requires BMCLP to pay the following at the sale or refinancing of the property, or at the maturity date of the Restated Notes:

     (1) 75% of the amount by which the "Economic Value" of the Development, as defined, up to $100 million, exceeds the unpaid principal balance and accrued interest under the Restated Notes, and

     (2)  50% of the Economic Value in excess of $100 million.

     In general, the Economic Value is defined by the Restated Second Mortgage Note as the value of the Development as determined by the Partnership or the average of three independent appraisals, if deemed necessary by BMC. Historically, the Partnership has not received appraisals of the Development in order to determine the Economic Value. However, in the opinion of the Managing General Partner, based on its knowledge of the Development and recent purchase offers, the Economic Value Participation Interest due to BMC as of March 31, 1999 and December 31, 1998, is not in excess of the deferred gain recorded by the Partnership as of each of those dates.

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to 75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation,

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


4.   MORTGAGE DEBT - Continued

to make up to $5 million in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of May 14, 1999, no additional advances have been made.

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

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership received working capital reserves as proceeds in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses by demonstrating the need for such funds to BMC. As of both March 31, 1999 and December 31, 1998, the balance in this escrow account was $319,294; this amount is reflected in restricted cash and cash equivalents in the accompanying consolidated balance sheets. There were no withdrawals from or deposits to this escrow account by BMCLP during the three months ended March 31, 1999 or 1998.

     In connection with the debt restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. The Third Mortgage Note bears simple interest at 9%. Accrued but unpaid interest is to be deferred without interest and is to be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (1) sale of the assets of BMCLP; (2) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (3) one day later than the later of any maturity date under the Restated Notes. As of March 31, 1999 and December 31, 1998, accrued interest of approximately $3,657,000 and $3,589,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow, as defined in the agreement, was available for repayment of the Third Mortgage Note during the three months ended March 31, 1999 or 1998.

                               Debt Restructuring
                               ------------------

     BMCLP's outstanding obligation under the Restated Notes prior to the restructuring was $197,754,727. In accordance with SFAS 15, the net carrying amount of the outstanding principal and accrued interest prior to the restructuring in excess of the total estimated future cash payments for principal and interest (based on the interest rate in effect on the date of

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


4.   MORTGAGE DEBT - Continued

restructuring of the Restated First Mortgage Note) of the Restated Notes was recorded as a deferred gain on debt restructuring in the accompanying consolidated balance sheets. Under SFAS 15, a debtor should not recognize a gain on restructuring involving indeterminate future cash payments (the floating rate interest on the Restated First Mortgage Note and the Economic Value Participation Interest on the Restated Second Mortgage Note) as long as the maximum total future cash payments may exceed the carrying amount of the debt. For purposes of applying SFAS 15, the Restated Notes have been aggregated, as the restructuring was negotiated between BMCLP and a single lender.

     Based on the Restated First Mortgage Note s interest rates of 9.24% and 9.52% in effect at March 31, 1999 and December 31, 1998, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest was $54,864,055 and $56,666,258 at March 31, 1999 and December 31, 1998,
respectively, including additional draws subsequent to the restructuring. As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure, on a quarterly basis, the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the total estimated future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt restructuring. For the three months ended March 31, 1999 and 1998, $458,891 and $328,005, respectively, were reclassified from the Restated First Mortgage Note to the deferred gain on debt restructuring resulting from decreases in the future obligation based on decreases in the underlying index.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying amount of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. As noted above, the Restated Notes have been aggregated for accounting purposes. Therefore, in accordance with SFAS 15, this difference of $1,819,026, which represents a constant additional interest obligation based on the fixed interest rate, is being accrued and added to the Restated Second Mortgage Note principal balance over the term of the Restated Second Mortgage Note as a reclassification from the deferred gain on debt restructuring. For the three months ended both March 31, 1999 and 1998, $64,965 was reclassified from the deferred gain on debt restructuring to the Restated Second Mortgage Note.

     Due to the variable interest rate on the Restated First Mortgage Note and BMCLP's potential liability to BMC as a result of the Economic Value Participation Interest, the total future obligations under the Restated Notes, including future interest and contingent payments, cannot currently be determined. Therefore, the deferred gain on debt restructuring will not be recognized as an extraordinary gain unless it is realized through repayment or refinancing of the Restated Notes. As of March 31, 1999 and December 31, 1998, the deferred gain on debt restructuring was $99,392,433 and $98,998,507, respectively.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


4.   MORTGAGE DEBT - Continued

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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


5.   RELATED-PARTY TRANSACTIONS

     Amounts due to affiliates were as follows.


                                           Additions/
                                           Accrued
                          Balance at       Interest        Balance at
       Affiliate      December 31, 1998    (Payments)    March 31, 1999
     -------------    -----------------    ----------    --------------
     CRI                 $   467,133       $  22,191       $  489,324
     CHG                   1,390,760          20,411        1,411,171
     Realty                1,614,642          24,250        1,638,892
     Hyatt                 1,969,275         (81,871)       1,887,404
                         -----------       ---------       -----------
                         $ 5,441,810       $ (15,019)      $5,426,791
                         ===========       =========       ===========


     The $489,324 and $467,133 due to CRI as of March 31, 1999 and December 31, 1998, respectively, are partially comprised of $142,792 of advances to BMCLP to fund Excess Payments due on its former mortgages with Great Western. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, the $1,411,171 and $1,390,760 due to CHG as of March 31, 1999 and December 31, 1998,
respectively, and $1,638,892 and $1,614,642 due to Realty as of March 31, 1999 and December 31, 1998, respectively, represent advances made to BMCLP and interest accrued thereon, to fund Excess Payments on the Great Western Notes, as discussed in Note 4. The advances from CRI, CHG and Realty accrue interest at the prime rate (7.75% as of March 31, 1999) plus 1% in accordance with the Partnership Agreement. These advances plus any accrued interest will be repaid subject to cash availability as defined by the BMCLP partnership agreement and the Restated Notes, as discussed in Note 4. Finally, the $1,887,404 and $1,969,275 due to Hyatt as of March 31, 1999 and December 31, 1998, respectively, consist of $1,585,496 and $1,845,766, respectively, of incentive management fees earned under its management agreement with BMCLP which is due subject to Hyatt meeting certain performance standards as defined in the management agreement. During the three months ended March 31, 1999 and 1998, Hyatt was paid $260,270 and $0, respectively, of incentive management fees earned during 1998 and 1997, respectively. Additionally, Hyatt earned incentive management fees of $161,827 and $0 during the three months ended March 31, 1999 and 1998, respectively. The incentive management fees earned during the first quarter of 1999 remain unpaid as of May 14, 1999. The remaining unpaid incentive management fees have been deferred by Hyatt in accordance with the Management Agreement. The remaining $301,908 and $123,509 balance due to Hyatt as of March 31, 1999 and December 31, 1998, respectively, consist of trade payables to Hyatt for various services as described in Note 7.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


5.   RELATED-PARTY TRANSACTIONS - Continued

     CRCC may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated Notes, as discussed in Note 4. CRCC received a payment of $50,000 on May 14, 1998 from remaining net cash flow relating to 1997. Additionally, $50,000 was accrued as of both March 31, 1999 and December 31, 1998 for fiscal year 1998 management fees in the accompanying consolidated balance sheets. This amount was paid on April 19, 1999.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the Partnership Agreement. No incentive management fee was earned or paid for either of the three month periods ended March 31, 1999 and 1998.

     Realty Management Company, which is a former affiliate of one of the Special Limited Partners, provides management and leasing services related to the Office Building, while Iroquois Financial Corporation, which is an affiliate of the Special Limited Partners, has provided financing through the Third Mortgage Note.


6.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS OF CASH FLOW

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


7.   COMMITMENTS AND CONTINGENCIES

                              Management Agreements
                              ---------------------

     BMCLP entered into a Management Agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing with the date the Hotel opened through December 31, 2015, absent earlier termination. Based on the Management Agreement, Hyatt is to be paid a management fee consisting of a base management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined, above the base management fee. Management fees paid to Hyatt for the three months ended March 31, 1999 and 1998 were $224,008 and $199,124, respectively. Incentive management fees paid to Hyatt during the three months ended March 31, 1999 and 1998 were $260,270 and $0, respectively, for fees earned during 1998 and 1997, respectively. Hyatt earned an additional $161,827 of incentive management fees during the three months ended March 31, 1999; these fees have not been paid as of May 14, 1999.

     BMCLP can terminate the Management Agreement upon no less than 60 days written notice if, for two successive fiscal years after December 31, 1995

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


7.   COMMITMENTS AND CONTINGENCIES - Continued

(referred to as the Sixth Full Year), the Owner's Remittance Amount (as defined) is less than the annual principal and interest payments paid on the First Mortgage Note (presently the Restated First Mortgage Note), up to a maximum of $6,250,000. This shortfall occurred in 1996 and 1997. Accordingly, BMCLP explored the possibility of engaging a different hotel manager, but Hyatt would not agree to let the Partnership retain the franchise unless Hyatt managed the hotel. Instead, BMCLP and Hyatt began negotiating a new management agreement with a lower fee and other provisions more favorable to BMCLP than the existing Management Agreement. For example, BMCLP desires to eliminate the provision in the existing agreement that BMCLP may not sell or transfer the Hotel or any portion thereof without the prior approval of Hyatt, which may not be unreasonably withheld and will be based upon, among other things, the ability of the prospective purchaser or transferee to fulfill BMCLP's financial obligations under the Management Agreement. However, during these negotiations, Hyatt asserted for the first time that the determination of whether or not a shortfall had occurred must be based on the portion of the Restated First Mortgage Note allocable to the Hotel, rather than the entire debt service, and that based on their analysis, a shortfall may not have occurred in 1996 or 1997. BMCLP vigorously disagrees with this assertion, and on April 21, 1998 sent a notice to Hyatt terminating the Management Agreement effective July 31, 1998. At the same time, BMCLP exercised its right under the Management Agreement to demand arbitration seeking a declaratory judgment that BMCLP's termination of Hyatt is proper and effective, and also seeking reimbursement of certain chain expenses for which BMCLP believes Hyatt has overcharged. The parties initially agreed to postpone the termination until October 31, 1998 and the arbitration for 90 days. The parties subsequently extended these dates several times. The arbitration extension expired April 1, 1999 and accordingly, the parties have begun the arbitration process. The termination date was extended to May 17, 1999. The parties are presently negotiating an agreement pursuant to which, during the pendency of the arbitration, the Partnership will not seek to enforce the termination without at least 90 days notice to Hyatt, and Hyatt will not cease managing the hotel without at least 90 days notice to the Partnership. The Managing General Partner cannot currently predict whether the parties will be able to resolve their differences, and if not, the impact on the accompanying consolidated financial statements.

     Pursuant to the Management Agreement, Hyatt also provides "chain services" to the Hotel, such as promotion services, advertising, and centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses. As of both March 31, 1999 and December 31, 1998, approximately $124,000 of this related party payable is recorded as due to affiliates in the accompanying consolidated financial statements.

     The Management Agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits in the accompanying consolidated financial statements. The reserve balances included in escrows and deposits at March 31, 1999 and December 31, 1998, were approximately $298,000 and $489,000, respectively.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


7.   COMMITMENTS AND CONTINGENCIES - Continued

     BMCLP entered into a management agreement with Realty, an affiliate prior to July 1, 1988 of one of the Special Limited Partners, dated January 31, 1985, pursuant to which Realty was to manage the Office Building for a term of 20 years commencing with the date the Office Building opened. Under the terms of that agreement, Realty received a monthly management fee equal to 4% of all income collected from the operation of the Office Building. Realty had agreed to allow BMCLP to defer payments of all management fees, effective January 1, 1992, through the date of the restructuring of the original mortgage debt. In connection with the debt restructuring, which occurred November 16, 1994, BMC Lender Partnership (the holder of the Restated Second Mortgage Note) paid Realty $1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total revenues. Management fees for the three months ended March 31, 1999 and 1998, were approximately $89,000 and $98,000, respectively, and are included in management fees in the accompanying consolidated statements of operations.

     In addition to management fees, Realty also receives leasing commissions for leasing certain space in the Office Building. For the three months ended March 31, 1999 and 1998, approximately $15,233 and $0, respectively, were paid to Realty for such leasing commissions.

                    Examination of Federal Income Tax Return
                    ----------------------------------------

     The 1994 federal income tax return of BMCLP is being examined by the Internal Revenue Service, primarily due to the refinancing of the Notes and the subsequent election available to the individual partners of the Partnership to postpone recognition of income taxable to them as a result of the restructuring of the Notes. Management cannot currently project the outcome of the examination. However, any impact of the examination will be allocated to the individual partners for Federal and state income tax purposes.


8.   SEGMENT REPORTING

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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


8.   SEGMENT REPORTING - Continued

     Information related to the reportable operating segments for each of the three months ended March 31, 1999 and 1998, follows (dollars in thousands).


                                                   1999
                               ---------------------------------------------
                                              Office           Total Per
                                 Hotel       Building      Consolidated Data
                               ---------     ---------     -----------------
   Total Revenue               $   5,709     $   2,442         $  8,151
   Operating Expenses             (3,352)         (597)          (3,949)
                               ---------     ---------         --------
   Gross Operating Profit      $   2,357     $   1,845         $  4,202
                               =========     =========         ========


                                                   1998
                               ---------------------------------------------
                                              Office           Total Per
                                 Hotel       Building      Consolidated Data
                               ---------     ---------     -----------------
   Total Revenue               $  5,065      $  2,512          $  7,577
   Operating Expenses            (3,039)         (724)           (3,763)
                               --------      --------          --------
   Gross Operating Profit      $  2,026      $  1,788          $  3,814
                               ========      ========          ========


     BMCLP does not consider the total assets of each segment in evaluating the operating performance or in determining the allocation of resources. Therefore, this information has not been presented.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                    Liquidity
                                    ---------

     The Partnership does not have adequate cash reserves or any source of cash to fund its projected cash requirements in 1999, which are principally comprised of professional fees and administrative expenses. Additionally, based on the projected operating performance of Bethesda Metro Center Limited Partnership (BMCLP), it is unlikely that the Partnership will receive any cash distribution from its investment in BMCLP in 1999 due to priorities established for distribution of excess cash flow pursuant to the restructuring of BMCLP's mortgage notes. However, the Managing General Partner of the Partnership has represented a willingness to fund projected cash flow requirements of the Partnership for the year ending December 31, 1999.

     At March 31, 1999 and December 31, 1998, the Partnership had $127 and $126, respectively, in available cash.

     During the three months ended March 31, 1999, the Partnership's available cash increased due to interest income, whereas accounts payable increased $21,450. The increase in accounts payable includes an increase of $14,450 in loan payable to its Managing General Partner for administrative expenses and an increase of $7,000 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Partnership owns a 92.5% limited partner interest, had unrestricted cash and cash equivalents of $5,108,969 and $4,628,581 at March 31, 1999 and December 31, 1998, respectively. During the three months ended March 31, 1999, BMCLP's unrestricted cash and cash equivalents increased by $480,388; operating activities provided $1,162,340, offset by $348,258 used in investing activities and $333,694 used in financing activities. The increase of $480,338 was due to net income of $1,539,710, net of net principal and interest payments totaling $1,794,539, fixed asset additions and payments of leasing costs of $348,258 and $39,347, respectively, and a $353,899 increase in restricted cash and cash equivalents. All of these factors were partially offset by depreciation and amortization totalling $1,228,741, proceeds from mortgage debt of $45,671, and non-cash interest expense of $157,424.

     BMCLP had restricted cash of $3,324,242 and $2,970,343 at March 31, 1999 and December 31, 1998, respectively.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Allen E. Rozansky and Alan I. Kay and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (1) an amount equal to the net positive difference between the interest due and payable under the original terms of the First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (2) the amount that

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At March 31, 1999, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K do not concur with this amount. As of March 31, 1999 and December 31, 1998, R&K had provided $2,626,870 and $2,599,769, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,387,983 and $1,360,882 at March 31, 1999 and December 31, 1998, respectively, and has been added to the original advance amount. For the three month periods ended March 31, 1999 and 1998, no amounts were advanced to BMCLP for operating deficits because R&K have represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. During the three months ended March 31, 1999 and 1998, GECC advanced $0 and $222,434, respectively, to BMCLP for tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Restated First Mortgage Note.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the reserves that were placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses of the Development, including payments under the Restated Notes. As of both March 31, 1999 and December 31, 1998, the balance in this escrow account was $319,294; this amount is reflected in restricted cash and cash equivalents in the accompanying consolidated balance sheets. There were no withdrawals from or deposits to this escrow account by BMCLP during the three months ended March 31, 1999 or 1998.

     BMC may advance additional amounts up to $5,000,000 to BMCLP in accordance with the Restated Second Mortgage Note. Also, BMC may re-advance funds received from BMCLP as additional interest payments (75% of net cash flow) if BMCLP pays its 25% share of net cash flow held in reserves. No advances were made by BMC to BMCLP during the three months ended March 31, 1999 or 1998.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                              Results of Operations
                              ---------------------

Partnership
-----------

Three months ended March 31, 1999 versus March 31, 1998
-------------------------------------------------------

     The Partnership recorded a net loss for the three months ended March 31, 1999 of $21,449 compared to a net loss of $7,713 for the corresponding period in 1998. Operating expenses during the first quarter of 1999 were $13,737 higher than 1998 primarily due to increases in professional fees and other expenses. The Partnership recognized interest revenue of $1 and $0 during the three months ended March 31, 1999 and 1998, respectively.


Bethesda Metro Center Limited Partnership
-----------------------------------------

Three months ended March 31, 1999 versus March 31, 1998
-------------------------------------------------------

     BMCLP had net income of $1,539,710 for the first quarter of 1999 compared to net income of $1,369,556 during the corresponding period in 1998. This was primarily the result of increases in rooms revenue and food and beverage revenue. BMCLP's net income was negatively impacted by increases in rooms expense, food and beverage expense, management fees and a decrease in office, retail and parking rentals revenue.

     Rooms revenue for the first quarter of 1999 increased by $342,382, or 10%, from the corresponding period in 1998, primarily due to increased occupancy and increased transient and group revenue. Hotel occupancy increased from 82% to 84% and the average room rate increased from $123 to $132 during the first quarter of 1999 compared to the first quarter of 1998. Food and beverage revenue increased $269,856, or 19%, from the first quarter of 1998 primarily due to increased banquet dining revenue and public room rental revenue. Rooms expense for the first quarter of 1999 increased by $46,839, or 6%, from the corresponding period in 1998, primarily due to increased occupancy and increased payroll related expenses. Food and beverage expense increased $157,853, or 14%, from the first quarter of 1998 primarily due to increased payroll related expenses. Management fees for the hotel increased $186,711, or 94%, due to incentive management fees of $161,827 earned during the three months ended March 31, 1999 versus $0 earned during the three months ended March 31, 1998. The increases in rooms revenue and food and beverage revenue, offset by the increases in rooms expense and food and beverage expense resulted in first quarter 1999 gross operating profits for the hotel exceeding first quarter 1998 by $330,698, or 16%.

     Office building revenue for the first quarter of 1999 decreased $70,351, or 3%, from the first quarter of 1998 primarily due to decreased occupancy. The average occupancy of the office building decreased from 100% to 95% while the average rental rate increased from $25 to $26 per square foot. The retail and marketplace average occupancy decreased from 89% to 88%. The retail and marketplace average rental rate increased from $32 to $34 per square foot during

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


the first quarter of 1999 compared to the first quarter of 1998. There is no assurance that these occupancy levels or rental rates will be maintained.

     Operating expenses of the office building for the first quarter of 1999 decreased $127,206, or 18%, from the first quarter of 1998 primarily due to decreased administrative expenses.

     Selected data regarding the operations of the office building and hotel follow.

                                 OFFICE BUILDING
                                 ---------------
                                   (Unaudited)

                                             For the three months ended
                                                      March 31,
                                           -------------------------------
                                               1999               1998
                                           ------------       ------------
     Leasing:
     -------
     Average Space Occupied:
       Office                                        95%               100%
       Retail and Marketplace                        88%                89%

     Average Rental Rate:
       Office                                       $26                 $25
       Retail and Marketplace                       $34                 $32

     Operations:
     ----------
     Total Income                          $  2,441,695       $  2,512,046
     Operating Expenses                        (597,262)          (724,468)
                                           ------------       ------------
     Gross Operating Profits
       (Before Depreciation, Management
       Fees, and Other Fixed Costs)        $  1,844,433       $  1,787,578
                                           ============       ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                      HOTEL
                                 ---------------
                                   (Unaudited)

                                             For the three months ended
                                                      March 31,
                                           -------------------------------
                                               1999               1998
                                           ------------       ------------
     Actual Average Occupancy                        84%                82%
     Actual Average Room Rate                      $132               $123
     Room Revenue                          $  3,818,786       $  3,476,404
     Food & Beverage Revenue               $  1,682,070       $  1,412,214
     Room Profits                          $  3,001,737       $  2,706,194
     Food & Beverage Profits               $    402,726       $    290,723
     Gross Operating Profits
       (Before Depreciation, Management
       Fees and Other Fixed Costs)         $  2,357,187       $  2,026,489


     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its Managing General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Partnership, to an extent not currently ascertainable. These factors include, but are not limited to, over-building of office, hotel or commercial space; changes in the general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the nearby business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God. Local market conditions could be affected by the addition of over 1 million square feet of new office space currently under construction in downtown Bethesda.

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

                                Sale Negotiations
                                -----------------

     The Partnership has received several inquiries and offers to purchase the Development owned by BMCLP; these inquiries and offers were unsolicited by

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


BMCLP. On January 22, 1999, BMCLP entered into a contract for the sale of the Development. On February 25, 1999, the Partnership confidentially filed preliminary proxy materials with the Securities and Exchange Commission (the Commission) to solicit approval of the sale contract by the Partnership's limited partners. On March 12, 1999, before the proxy materials were delivered to the Partnership's limited partners, the parties decided to terminate the contract. However, the prospective purchaser has indicated that it is still interested in acquiring the Development, and the parties continue to negotiate. If a proposal for sale of the Development which appears advantageous to the Partnership's investors is obtained from any prospective purchaser, consent will be sought via a proxy solicitation.

                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 (Y2K) computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000,
2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the Y2K Project) designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems have begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors and service providers to verify their Y2K compliance. Final completion of this phase is expected by June 1999. The Testing Phase, which will include testing of internal applications as well as third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter of 1998 and will be completed by year-end 1999. Although the expense associated with the Y2K Project cannot presently be determined, the Managing General Partner does not expect it to be material.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     The Partnership has been informed that Realty has chosen to address the Y2K computer issue by retaining a consultant in the area of real estate and accounting software. The consultant is assisting Realty in researching and selecting a new property management accounting software package that is expected to be fully functional by August 1, 1999. Realty has represented that they are committed to making any hardware changes required for the Y2K as part of this program. With regard to building systems, including energy management systems, elevator systems, and access control systems, Realty has completed an inventory and has contacted building vendors to determine their current level of Y2K compliance. For those systems not in compliance, Realty is in the process of purchasing required software. Realty does not expect the expense associated with the Y2K project to be material.

     The Partnership has been informed that Hyatt is working with Computer Sciences Corporation (CSC) and Sabre Technology Solutions (STS), its technology outsourcing partners, to address the Y2K compliance status of each of its major systems and has implemented a plan in an attempt to ensure that each of its systems is Y2K compliant by a goal date of July 1999.

     Hyatt's major systems include: (1) SPIRIT - a world-wide reservations system; (2) Envision - a sales system used by its hotels and national sales force; (3) Revenue Management System - used by hotels to develop forecasts and establish rate guidelines; (4) Property Management System - used for hotel operations; and (5) Sales and Catering Automation System - used by hotels to manage meeting room inventory and the service requirements of group customers.

     The evaluation of these systems began in 1995 and has led to a remediation plan specific to each system. Hyatt's technology outsourcers have reviewed the application business logic, application development tools, database, system management tools, operating systems, hardware and network for each system. Once each of these components is determined to be Y2K compliant, all components will be tested together transitioning to the Y2K and operating in the Y2K. Hyatt has represented that each of its major systems has been or is scheduled to be certified as Y2K compliant by June 1999. Hyatt does not expect the expense associated with the Y2K project for the Hotel to be material.

     Although Realty and Hyatt are coordinating the Y2K compliance efforts at the Office Building and the Hotel, respectively, it is ultimately the Partnership's responsibility to ensure that the operations are Y2K compliant.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     There has been no change to the information required by this item since reported in the Partnership's annual report on Form 10-K at December 31, 1998.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None.

     b. On February 24, 1999, the Partnership filed a report on Form 8-K regarding the restatement of the Partnership's financial statements to properly reflect the restructuring of the Partnership's mortgage debt in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings." See Note 1 to the consolidated financial statements for additional information.

          On April 19, 1999, the Partnership filed a report on Form 8-K dated March 12, 1999, announcing the termination of the sales contract entered into by BMCLP on January 22, 1999 for the sale of the Development.


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



May 14, 1999                 by: /s/ Michael J. Tuszka
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