Form 10-Q
period 1999-06-30
CAPITAL INCOME PROPERTIES C LIMITED PARTNERSHIP
filed 1999-08-03
CIK 780348

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       June 30, 1999
                                   ------------------

Commission file number                  0-14513
                                   ------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Not applicable                            Not applicable
- --------------------------         ---------------------------------------
        (Class)                        (Outstanding at June 30, 1999)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999



                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1999
            and December 31, 1998 . . . . . . . . . . . . . .      1

          Consolidated Statements of Operations - for the
            three and six months ended June 30, 1999 and 1998
            (as restated for 1998)  . . . . . . . . . . . . .      3

          Consolidated Statement of Changes in Partners'
            Deficit - for the six months ended
            June 30, 1999   . . . . . . . . . . . . . . . . .      5

          Consolidated Statements of Cash Flows - for the six
            months ended June 30, 1999 and 1998 (as restated
            for 1998) . . . . . . . . . . . . . . . . . . . .      6

          Notes to Consolidated Financial Statements -
            June 30, 1999 and 1998 (as restated for 1998) . .      7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . .      23


Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . .      31


PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .      31

Signature     . . . . . . . . . . . . . . . . . . . . . . . .      32

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      33

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS



                                       ASSETS



                                                                                                 June 30,        December 31,
                                                                                                   1999             1998
                                                                                               -------------    -------------
                                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                                                    $   5,439,544    $   4,628,707
  Restricted cash and cash equivalents                                                             4,063,335        2,970,343
  Accounts receivable, less allowance for doubtful accounts
    of $84,320 and $85,310, respectively                                                           1,515,709        1,107,240
  Prepaid expenses                                                                                   317,524          793,231
  Current portion of deferred rent receivable                                                        181,472          181,472
  Inventory and other assets                                                                          68,359           70,536
                                                                                               -------------    -------------
          Total current assets                                                                    11,585,943        9,751,529
                                                                                               -------------    -------------

Property and equipment:
  Buildings and tenant improvements                                                              123,971,543      123,741,442
  Furniture and equipment                                                                         16,586,650       16,084,500
                                                                                               -------------    -------------
                                                                                                 140,558,193      139,825,942
  Less accumulated depreciation                                                                  (65,593,017)     (63,440,811)
                                                                                               -------------    -------------
          Property and equipment, net                                                             74,965,176       76,385,131
                                                                                               -------------    -------------

Other assets:
  Deferred charges, less accumulated amortization
    of $4,224,866 and $3,793,947, respectively                                                     2,410,198        2,601,472
  Deferred rent receivable, less reserve of $246,863                                                 805,979          805,979
  Escrows and deposits                                                                               402,611          551,303
                                                                                               -------------    -------------
          Total other assets                                                                       3,618,788        3,958,754
                                                                                               -------------    -------------

          Total assets                                                                         $  90,169,907    $  90,095,414
                                                                                               =============    =============

                                                             (Continued)








                    The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS



                          LIABILITIES AND PARTNERS' DEFICIT


                                                                                                 June 30,        December 31,
                                                                                                   1999             1998
                                                                                               -------------    -------------
                                                                                                (Unaudited)
Current liabilities:
  Current portion of first mortgage note                                                       $   5,191,434    $   5,398,922
  Accounts payable                                                                                   829,722          734,162
  Accrued expenses                                                                                   865,324          989,079
  Due to affiliates                                                                                5,733,691        5,441,810
                                                                                               -------------    -------------
          Total current liabilities                                                               12,620,171       12,563,973

First mortgage note                                                                               48,348,309       51,267,336
Second mortgage note                                                                              13,281,899       13,963,080
Third mortgage note                                                                                6,724,500        6,589,500
Due to guarantor of operating deficits                                                             2,653,971        2,599,769
Deferred gain on debt restructuring                                                               99,323,571       98,998,507
Deferred revenue and security deposits                                                               370,266          487,678
                                                                                               -------------    -------------
          Total liabilities                                                                      183,322,687      186,469,843
                                                                                               -------------    -------------

Commitments and contingencies

Partners' deficit                                                                                (93,152,780)     (96,374,429)
                                                                                               -------------    -------------

          Total liabilities and partners' deficit                                              $  90,169,907    $  90,095,414
                                                                                               =============    =============



















                    The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                                                  For the three months ended       For the six months ended
                                                                            June 30,                        June 30,
                                                                 -----------------------------   -----------------------------
                                                                     1999            1998            1999            1998
                                                                                 (as restated)                   (as restated)
                                                                 ------------    ------------    ------------    ------------
Revenue:
  Rooms                                                          $  4,264,961    $  4,089,304    $  8,083,747    $  7,565,708
  Food and beverage                                                 2,056,245       1,776,351       3,738,315       3,188,565
  Telephone                                                           188,687         172,687         356,917         322,174
  Office, retail and parking rentals                                2,214,574       2,489,970       4,656,269       5,002,016
  Other                                                                54,900          49,188          94,966          76,492
                                                                 ------------    ------------    ------------    ------------
                                                                    8,779,367       8,577,500      16,930,214      16,154,955
                                                                 ------------    ------------    ------------    ------------

Departmental expenses:
  Rooms                                                               907,228         845,876       1,724,277       1,616,086
  Food and beverage                                                 1,441,312       1,213,841       2,720,656       2,335,332
  Telephone                                                            97,768          93,928         194,254         180,821
  Other                                                                85,391          90,552         165,943         189,000
                                                                 ------------    ------------    ------------    ------------
                                                                    2,531,699       2,244,197       4,805,130       4,321,239
                                                                 ------------    ------------    ------------    ------------
Other operating expenses:
  Administrative                                                      446,173         364,131         902,158         856,068
  Marketing                                                           314,954         309,414         623,631         624,568
  Energy costs                                                        443,953         472,240         841,149         853,150
  Property operations and maintenance                                 563,411         540,004       1,077,349       1,038,349
                                                                 ------------    ------------    ------------    ------------
                                                                    1,768,491       1,685,789       3,444,287       3,372,135
                                                                 ------------    ------------    ------------    ------------
Operating income before other income, fixed
  charges and other deductions, and net income
  attributed to minority interest                                   4,479,177       4,647,514       8,680,797       8,461,581
                                                                 ------------    ------------    ------------    ------------
Other income                                                           59,636          13,145         104,887          23,854
                                                                 ------------    ------------    ------------    ------------
Fixed charges and other deductions:
  Depreciation                                                      1,076,103       1,062,256       2,152,206       2,124,512
  Amortization                                                        152,638          88,462         305,276         176,924
  Interest expense                                                    255,413         261,026         510,908         521,624
  Management fees                                                     583,355         339,884       1,058,596         637,342
  Real estate and personal property taxes                             269,164         259,016         536,000         518,031
  Ground rent                                                         400,000         400,000         800,000         800,000
  Other                                                                98,752          99,780         201,049         194,924
                                                                 ------------    ------------    ------------    ------------
                                                                    2,835,425       2,510,424       5,564,035       4,973,357
                                                                 ------------    ------------    ------------    ------------

                                                             (Continued)

                     The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                                       (Unaudited)

                                                                  For the three months ended       For the six months ended
                                                                            June 30,                        June 30,
                                                                 -----------------------------   -----------------------------
                                                                     1999            1998            1999            1998
                                                                                 (as restated)                   (as restated)
                                                                 ------------    ------------    ------------    ------------
Net income                                                       $  1,703,388    $  2,150,235    $  3,221,649    $  3,512,078

Net income attributed to minority interest                         (1,718,156)     (2,159,467)     (3,257,866)     (3,529,023)
                                                                 ------------    ------------    ------------    ------------
Net loss attributed to Partnership                               $    (14,768)   $     (9,232)   $    (36,217)   $    (16,945)
                                                                 ============    ============    ============    ============

Net loss attributed to Partnership                               $    (14,768)   $     (9,232)   $    (36,217)   $    (16,945)
                                                                 ============    ============    ============    ============

Net loss allocated to General
  Partners and affiliated Initial
  Limited Partner (1%)                                           $       (148)   $        (92)   $       (362)   $       (169)
                                                                 ============    ============    ============    ============

Net loss allocated to Additional
  Limited Partners (99%)                                         $    (14,620)   $     (9,140)   $    (35,855)   $    (16,776)
                                                                 ============    ============    ============    ============

Net loss per unit of Additional Limited
  Partnership interest based 600 units
  issued and outstanding                                         $     (24.37)   $     (15.23)   $     (59.76)   $     (27.96)
                                                                 ============    ============    ============    ============























                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)


                                                                               (Losses) Income
                                                  General        Limited        not Allocable
                                                  Partners       Partners        to Partners         Total
                                                  ---------      --------      ---------------    ------------
Balance, December 31, 1998                        $(530,118)     $248,987      $ (96,093,298)     $(96,374,429)

  Net loss attributed to Partnership                   (362)      (35,855)                --           (36,217)

  Net income attributed to minority
   interest  (Note 1)                                    --            --          3,257,866         3,257,866
                                                  ---------      --------      -------------      ------------

Balance, June 30, 1999                            $(530,480)     $213,132      $ (92,835,432)     $(93,152,780)
                                                  =========      ========      =============      ============




































                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                                                For the six months ended
                                                                                                        June 30,
                                                                                             -------------------------------
                                                                                                 1999               1998
                                                                                                                (as restated)
                                                                                             ------------       ------------
Cash flows from operating activities:
  Net income                                                                                 $  3,221,649       $  3,512,078

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                2,152,206          2,124,512
    Amortization                                                                                  305,276            176,924
    Interest expense related to the amortization of financing costs                               125,642            125,642
    Net interest expense added to debt                                                            189,203            196,592
    Interest payments treated as a reduction in mortgage debt                                  (2,923,580)        (3,111,933)

    Changes in assets and liabilities:
      Increase in restricted cash and cash equivalents                                         (1,092,992)          (704,797)
      Increase in accounts receivable, net                                                       (408,469)          (162,016)
      Decrease in prepaid expenses                                                                475,707            452,618
      Decrease in inventory and other assets                                                        2,177             10,259
      Decrease (increase) in escrows and deposits                                                 148,692           (211,046)
      Increase in accounts payable                                                                 95,560            160,150
      Decrease in accrued expenses                                                               (123,755)          (326,524)
      (Decrease) increase in deferred revenue and security deposits                              (117,412)           265,899
                                                                                             ------------       ------------
     Net cash provided by operating activities                                                  2,049,904          2,508,358
                                                                                             ------------       ------------
Cash flows from investing activities:
  Purchase of property and equipment                                                             (732,251)          (207,323)
                                                                                             ------------       ------------
     Net cash used in investing activities                                                       (732,251)          (207,323)
                                                                                             ------------       ------------
Cash flows from financing activities:
  Proceeds from mortgage debt                                                                      90,946            309,136
  Payments on mortgage debt                                                                      (649,998)          (649,998)
  Net advances from affiliates                                                                    291,881            164,281
  Payment of leasing costs                                                                       (239,645)           (61,823)
                                                                                             ------------       ------------
     Net cash used in financing activities                                                       (506,816)          (238,404)
                                                                                             ------------       ------------
Net increase in cash and cash equivalents                                                         810,837          2,062,631
Cash and cash equivalents, beginning of period                                                  4,628,707          2,071,829
                                                                                             ------------       ------------
Cash and cash equivalents, end of period                                                     $  5,439,544       $  4,134,460
                                                                                             ============       ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                   $  2,923,580       $  3,111,933
                                                                                             ============       ============

                    The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Income Properties-C Limited Partnership (the Partnership) as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the interim period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

     The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 1998, have been restated in order to properly account for the restructuring of the Partnership's mortgage debt, as discussed in Note 4. The estimated extraordinary gain calculated by the Partnership due to the restructuring was originally deferred and was being amortized into income over the term of the restructured mortgage debt. The Partnership's financial statements for the three and six months ended June 30, 1998 have been restated to eliminate the amortization of the extraordinary gain, and therefore, deferring the gain from the restructuring until realized, as required under Statement of Financial Accounting Standards No. 15 (SFAS 15), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Due to this restatement, net income of the Partnership decreased $3,712,401 and $7,184,209 for the three and six months ended June 30, 1998, respectively. The restatement had no effect on the Partnership's net income before extraordinary item, as previously reported. The entire effect of this restatement is attributable to BMCLP (as defined below) and not to the partners of the Partnership.


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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


2.   THE PARTNERSHIP - Continued

In addition, attached to the structure is a parking facility, for approximately 1,300 cars, serving the entire development (collectively, the Development).

     CRI, as Managing General Partner of the Partnership, has a 0.01% general partner interest. Other general partner interests, which total 0.99%, are held by three individuals affiliated (or formerly affiliated) with CRI. Martin C. Schwartzberg retired from CRI and its affiliated businesses effective January 1, 1990 and has had no role in management of the Partnership since then. The total limited partner interest of 99% is comprised of the following: (i) 0.01% owned by CRICO-Bethesda Growth Partners Limited Partnership, the affiliated Initial Limited Partner, and (ii) 98.99% widely held by unrelated parties. On June 15, 1992, pursuant to a debt modification with BMCLP's former first mortgage lender, C.R.C.C. of Bethesda, Inc. (CRCC) replaced the managing general partners of BMCLP (unrelated parties hereinafter referred to as the Special Limited Partners). Since CRCC is a wholly owned affiliate of CRI, the accompanying unaudited financial statements as of June 30, 1999 and December 31, 1998 and for each of the three-month and six month periods ended June 30, 1999 and 1998 have been consolidated with BMCLP.

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

     Of the total partners deficit of $93,152,780 and $96,374,429 as of June 30, 1999 and December 31, 1998, respectively, $92,835,432 and $96,093,298, respectively, are not attributable to the partners of the Partnership. The amounts not attributable to the partners of the Partnership are comprised of the following: (1) cumulative BMCLP losses in excess of the Partnership s investment in BMCLP as of June 15, 1992 (the date of consolidation) of $77,472,839, plus (2) cumulative net BMCLP losses since June 15, 1992 of $15,362,593 and $18,620,459 as of June 30, 1999 and December 31, 1998,
respectively. BMCLP income and losses subsequent to June 15, 1992, have been consolidated into the operating accounts of the Partnership in the accompanying consolidated statements of operations. BMCLP income has been allocated 100% to the minority interest and will continue to be allocated in this manner until the minority interest's cumulative losses have been eliminated.

                                  Sale Contract
                                  -------------

     BMCLP has entered into a contract for the sale of the Development, contingent upon the consent of the Partnership. A proxy will be sent to the Investors of the Partnership in August, 1999 to solicit majority approval of the sale contract. There is no assurance that majority approval will be obtained, nor that a sale will take place if such approval is obtained. (See Note 9.)

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of the Partnership on an unconsolidated basis follows.


                                                           BALANCE SHEETS
                                                           --------------

                                                         June 30,       December 31,
                                                           1999            1998
                                                       ------------     ------------
                                                        (Unaudited)
  Total assets                                         $        127     $        126
                                                       ============     ============

  Total liabilities                                    $    317,475     $    281,257
  Partners' deficit                                        (317,348)        (281,131)
                                                       ------------     ------------
  Total liabilities and partners' deficit              $        127     $        126
                                                       ============     ============

                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)

                                                        For the three months ended          For the six months ended
                                                                  June 30,                           June 30,
                                                       -----------------------------      -----------------------------
                                                           1999             1998              1999             1998
                                                       ------------     ------------      ------------     ------------
  Revenue                                              $         --     $         --      $          1     $         --
  Professional fees                                          (8,815)          (2,579)          (24,365)          (5,309)
  Other expenses                                             (5,953)          (6,653)          (11,853)         (11,636)
                                                       ------------     ------------      ------------     ------------
       Net loss                                        $    (14,768)    $     (9,232)     $    (36,217)    $    (16,945)
                                                       ============     ============      ============     ============

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


3.   INVESTMENT IN BETHESDA METRO CENTER LIMITED PARTNERSHIP - Continued

     Condensed financial information of BMCLP on an unconsolidated basis follows.

                                                           BALANCE SHEETS
                                                           --------------



                                                         June 30,        December 31,
                                                           1999             1998
                                                       ------------     -------------
                                                        (Unaudited)
  Investment in real estate, at cost, net              $ 74,965,176     $ 76,385,131
  Current assets                                         11,585,816        9,751,403
  Other assets                                            3,618,788        3,958,754
                                                       ------------     ------------
       Total assets                                    $ 90,169,780     $ 90,095,288
                                                       ============     ============

  Current liabilities                                  $ 12,302,696     $ 12,282,716
  Other liabilities                                     170,702,516      173,905,870
  Partners  deficit                                     (92,835,432)     (96,093,298)
                                                       ------------     ------------
       Total liabilities and partners  deficit         $ 90,169,780     $ 90,095,288
                                                       ============     ============

                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (Unaudited)


                                                        For the three months ended          For the six months ended
                                                                  June 30,                           June 30,
                                                       -----------------------------      -----------------------------
                                                           1999             1998              1999             1998
                                                                        (as restated)                      (as restated)
                                                       ------------     ------------      ------------     ------------
  Revenue                                              $  8,839,003     $  8,590,645      $ 17,035,100     $ 16,178,809
  Expenses                                               (7,120,847)      (6,431,178)      (13,777,234)     (12,649,786)
                                                       ------------     ------------      ------------     ------------
       Net income                                      $  1,718,156     $  2,159,467      $  3,257,866     $  3,529,023
                                                       ============     ============      ============     ============


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

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

     The Restated First Mortgage Note requires monthly interest payments in arrears, payable at 4.25% in excess of the GECC Composite Commercial Rate which at June 30, 1999 and December 31, 1998 was 4.95% and 5.27%, respectively. In addition to monthly interest payments, monthly principal payments are due in the amount of $108,333. Furthermore, if certain major tenants of the Office Building, as defined in the Restated First Mortgage Note agreement, do not exercise an option to renew, or if they cancel their leases, additional principal payments equal to 100% of net cash flow, as defined, must be remitted to GECC. These payments must continue until the space vacated is 93% rented and other minimum financial conditions are met. One of the major tenants of the Office Building cancelled its lease at the end of 1998 and moved out of its space at the end of February 1999. As of July 30, 1999, 60% of the space leased to this former major tenant has been leased to new tenants. No additional principal payments have been paid to GECC or requested to be paid by GECC, and therefore have not been reflected in the accompanying consolidated financial statements. All unpaid principal is due at the maturity date, which is November 30, 2001. Additional advances may be made by GECC in an aggregate amount not to exceed 50% of all previously made principal payments. Any such additional advances are generally intended to fund tenant improvements, leasing costs and other capital improvements, but may be used to fund other cash flow needs as well. During the six months ended June 30, 1999 and 1998, GECC advanced $0 and $222,434, respectively, to BMCLP for tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Restated First Mortgage Note.

     Additionally, under the terms of the Restated First Mortgage Note, an interest reserve account to be used as additional collateral under the Restated First Mortgage Note was established. Monthly payments of $23,125 were made into this reserve from January, 1995 through January, 1999. As of June 30, 1999 and December 31, 1998, the interest reserve balance was $1,163,883 and $1,135,046, respectively; this amount is reflected in restricted cash and cash equivalents in the accompanying consolidated balance sheets.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

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

     In general, the Economic Value is defined by the Restated Second Mortgage Note as the value of the Development as determined by the Partnership or the average of three independent appraisals, if deemed necessary by BMC. Historically, the Partnership has not received appraisals of the Development in order to determine the Economic Value. However, in the opinion of the Managing General Partner, based on its knowledge of the Development and recent purchase offers, the Economic Value Participation Interest due to BMC as of June 30, 1999 and December 31, 1998, is not in excess of the deferred gain recorded by the Partnership as of each of those dates. See Note 9 for a discussion of the estimated Economic Value based on the terms of the sale agreement entered into by BMCLP on August 2, 1999.

     The Restated Second Mortgage Note is due on November 30, 2001 and no principal payments are required until then. However, any amounts remitted to BMC with respect to its 75% net cash flow participation described above may be re-advanced to BMCLP for payment of debt service on the Restated First Mortgage Note, repairs, capital improvements, leasing commissions, tenant concessions and improvements, taxes and ground lease payments. These advances are limited to

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


4.   MORTGAGE DEBT - Continued

75% of the total amount required to fund these items. The remaining 25% must be funded by BMCLP. BMC has reserved the right, but does not have the obligation, to make up to $5 million in additional advances that would be secured under its Restated Second Mortgage Note. These additional advances would carry an interest rate of 18% payable from available net cash flow, as defined, and would also be due on November 30, 2001. As of July 30, 1999, no additional advances have been made.

     BMC required that BMCLP deposit a deed in lieu of foreclosure in escrow to be recordable in the event of a default under the Restated Second Mortgage Note. CRCC agreed to amend and restate various "no bankruptcy" agreements of the type the original lender, Great Western, had required of it and certain affiliates. The new agreements are not secured or guaranteed, but a default thereunder could trigger the recordation of the escrowed deed in lieu of foreclosure. Among other things, an event of default would occur if an entity other than CRCC became a General Partner of BMCLP (and could potentially put BMCLP in bankruptcy).

     Additionally, under the terms of the Restated Second Mortgage Note, the Partnership established working capital reserves in connection with the November 16, 1994 debt restructuring. These funds are held by BMC in an escrow account and can be used by BMCLP to fund any operating expenses by demonstrating the need for such funds to BMC. As of June 30, 1999 and December 31, 1998, the balance in this escrow account was $326,558 and $319,294, respectively; this amount is reflected in restricted cash and cash equivalents in the accompanying consolidated balance sheets. There were no withdrawals from or deposits to this escrow account by BMCLP during the six months ended June 30, 1999 or 1998; only interest income of $7,264 was added to this account during the first six months of 1999.

     In connection with the debt restructuring on November 16, 1994, the Third Mortgage Note was amended to provide that interest is due and payable annually only to the extent funds are available after taking into account payment of amounts due and payable on the Restated Notes and a payment of up to $50,000 per year to CRCC and/or the Partnership to cover costs of management and administration. The Third Mortgage Note bears simple interest at 9%. Accrued but unpaid interest is to be deferred without interest and is to be paid, together with the outstanding principal balance of the Third Mortgage Note, upon the earliest of: (1) sale of the assets of BMCLP; (2) refinancing of the Restated Notes for an amount in excess of the aggregate outstanding principal balances due thereunder; or (3) one day later than the later of any maturity date under the Restated Notes. As of June 30, 1999 and December 31, 1998, accrued interest of $3,724,500 and $3,589,500, respectively, has been added to the outstanding principal balance of $3,000,000 in accordance with the amended Third Mortgage Note. No net cash flow, as defined in the agreement, was available for repayment of the Third Mortgage Note during the six months ended June 30, 1999 or 1998.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


4.   MORTGAGE DEBT - Continued

                               Debt Restructuring
                               ------------------

     BMCLP's outstanding obligation under the Restated Notes prior to the restructuring was $197,754,727. In accordance with SFAS 15, the net carrying amount of the outstanding principal and accrued interest prior to the restructuring in excess of the total estimated future cash payments for principal and interest (based on the interest rate in effect on the date of restructuring of the Restated First Mortgage Note) of the Restated Notes was recorded as a deferred gain on debt restructuring in the accompanying consolidated balance sheets. Under SFAS 15, a debtor should not recognize a gain on restructuring involving indeterminate future cash payments (the floating rate interest on the Restated First Mortgage Note and the Economic Value Participation Interest on the Restated Second Mortgage Note) as long as the maximum total future cash payments may exceed the carrying amount of the debt. For purposes of applying SFAS 15, the Restated Notes have been aggregated, as the restructuring was negotiated between BMCLP and a single lender.

     Based on the Restated First Mortgage Note s interest rates of 9.20% and 9.52% in effect at June 30, 1999 and December 31, 1998, respectively, and the monthly principal curtailments of $108,333 as stipulated in the Restated First Mortgage Note, the estimated total future obligation for principal and interest was $53,539,743 and $56,666,258 at June 30, 1999 and December 31, 1998,
respectively, including additional draws subsequent to the restructuring. As a result of the fluctuations of the interest rate on the Restated First Mortgage Note, the Partnership continues to remeasure, on a quarterly basis, the total future obligation for principal and interest based upon changes in the underlying index, as discussed above. Differences in the total estimated future obligation resulting from interest rate changes are reflected as a reclassification between the Restated First Mortgage Note and deferred gain on debt restructuring. For the six months ended June 30, 1999 and 1998, $454,994 and $279,830, respectively, were reclassified from the Restated First Mortgage Note to the deferred gain on debt restructuring resulting from decreases in the future obligation based on decreases in the underlying index.

     With regard to the Restated Second Mortgage Note, the total estimated future obligation for payment of principal and interest based on the fixed interest rate of 16% is $21,200,000. This amount exceeds the carrying amount of the Restated Second Mortgage Note at November 16, 1994, of $19,380,974. As noted above, the Restated Notes have been aggregated for accounting purposes. Therefore, in accordance with SFAS 15, this difference of $1,819,026, which represents a constant additional interest obligation based on the fixed interest rate, is being accrued and added to the Restated Second Mortgage Note principal balance over the term of the Restated Second Mortgage Note as a reclassification from the deferred gain on debt restructuring. For the six months ended both June 30, 1999 and 1998, $129,930 was reclassified from the deferred gain on debt restructuring to the Restated Second Mortgage Note.

     Due to the variable interest rate on the Restated First Mortgage Note and BMCLP's potential liability to BMC as a result of the Economic Value Participation Interest, the total future obligations under the Restated Notes,

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


4.   MORTGAGE DEBT - Continued

including future interest and contingent payments, cannot currently be determined. Therefore, the deferred gain on debt restructuring will not be recognized as an extraordinary gain unless it is realized through repayment or refinancing of the Restated Notes. As of June 30, 1999 and December 31, 1998, the deferred gain on debt restructuring was $99,323,571 and $98,998,507, respectively.

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


                                        Additions/
                                         Accrued
                      Balance at         Interest         Balance at
   Affiliate      December 31, 1998   (Payments), net    June 30, 1999
 -------------    -----------------   ---------------    -------------
 CRI                 $   467,133        $   44,545         $  511,678
 CHG                   1,390,760            40,821          1,431,581
 Realty                1,614,642            48,501          1,663,143
 Hyatt                 1,969,275           158,014          2,127,289
                     -----------        ----------         ----------
                     $ 5,441,810        $  291,881         $5,733,691
                     ===========        ==========         ==========


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


5.   RELATED-PARTY TRANSACTIONS - Continued

     The $511,678 and $467,133 due to CRI as of June 30, 1999 and December 31, 1998, respectively, are partially comprised of $146,933 and $142,792, respectively, of advances to BMCLP to fund Excess Payments due on its former mortgages with Great Western. The remaining amount due to CRI is comprised of advances to the Partnership to fund operating deficits and accrued interest on advances. In addition, the $1,431,581 and $1,390,760 due to CHG as of June 30, 1999 and December 31, 1998, respectively, and $1,663,143 and $1,614,642 due to Realty as of June 30, 1999 and December 31, 1998, respectively, represent advances made to BMCLP and interest accrued thereon, to fund Excess Payments on the Great Western Notes, as discussed in Note 4. The advances from CRI, CHG and Realty accrue interest at the prime rate (7.75% as of June 30, 1999, and 8.00% effective July 1, 1999) plus 1% in accordance with the Partnership Agreement. These advances plus any accrued interest will be repaid subject to cash availability as defined by the BMCLP partnership agreement and the Restated Notes, as discussed in Note 4. Finally, the $2,127,289 and $1,969,275 due to Hyatt as of June 30, 1999 and December 31, 1998, respectively, consist of $1,983,049 and $1,845,766, respectively, of incentive management fees earned under its management agreement with BMCLP which is due subject to Hyatt meeting certain performance standards as defined in the management agreement. During the six months ended June 30, 1999 and 1998, Hyatt was paid $260,270 and $0, respectively, of incentive management fees earned during 1998 and 1997, respectively. Additionally, Hyatt earned incentive management fees of $235,726 and $397,553 during the three and six months ended June 30, 1999, respectively, and $0 and $0 during the three and six months ended June 30, 1998, respectively. The incentive management fees earned during the first two quarters of 1999 remain unpaid as of July 30, 1999. The remaining unpaid incentive management fees have been deferred by Hyatt in accordance with the Management Agreement. The remaining $144,240 and $123,509 balance due to Hyatt as of June 30, 1999 and December 31, 1998, respectively, consist of trade payables to Hyatt for various services as described in Note 7.

     CRCC may receive an annual payment of up to $50,000 to cover costs of management and administration, to the extent that funds are available after payment of amounts due on the Restated Notes, as discussed in Note 4. CRCC received a payment of $50,000 on May 14, 1998 from remaining net cash flow relating to 1997. Additionally, $50,000 was accrued as of December 31, 1998 for fiscal year 1998 management fees in the accompanying consolidated balance sheets. This amount was paid on April 19, 1999.

     CIP Management 14, Inc., an affiliate of the Managing General Partner, may receive an incentive management fee on a noncumulative annual basis commencing in 1987 equal to 9.08% of net cash flow after payment of certain priorities set forth in the Partnership Agreement. No incentive management fee was earned or paid for either of the six months ended June 30, 1999 and 1998.

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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


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


7.   COMMITMENTS AND CONTINGENCIES

                              Management Agreements
                              ---------------------

     BMCLP entered into a Management Agreement with Hyatt in March 1982, pursuant to which Hyatt is to manage the Hotel commencing with the date the Hotel opened through December 31, 2015, absent earlier termination. Based on the Management Agreement, Hyatt is to be paid a management fee consisting of a base management fee of 4% of gross revenues, as defined, and an incentive management fee which is calculated based on 20% of the adjusted gross operating profit, as defined, above the base management fee. During the three and six months ended June 30, 1999, Hyatt earned and was paid management fees of $256,935 and $480,943, respectively. During the three and six months ended June 30, 1998, Hyatt earned and was paid management fees of $238,797 and $437,921, respectively. Additionally, during the three and six months ended June 30, 1999, Hyatt earned incentive management fees of $235,726 and $397,553, respectively; these fees have not been paid as of July 30, 1999. Hyatt was paid $260,270 during the six months ended June 30, 1999 for incentive management fees earned during 1998. Hyatt did not earn any incentive management fees during the three or six months ended June 30, 1998.

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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


7.   COMMITMENTS AND CONTINGENCIES - Continued

time, BMCLP exercised its right under the Management Agreement to demand arbitration seeking a declaratory judgment that BMCLP's termination of Hyatt is proper and effective, and also seeking reimbursement of certain chain expenses for which BMCLP believes Hyatt has overcharged. The parties initially agreed to postpone the termination until October 31, 1998 and the arbitration for 90 days. The parties subsequently extended these dates several times. The arbitration extension expired April 1, 1999 and accordingly, the parties have begun the arbitration process. The termination date was extended to May 17, 1999. The parties have entered an agreement pursuant to which, during the pendency of the arbitration, the Partnership will not seek to enforce the termination without at least 90 days notice to Hyatt, and Hyatt will not cease managing the hotel without at least 90 days notice to the Partnership. The Managing General Partner cannot currently predict whether the parties will be able to resolve their differences, and if not, the impact on the accompanying consolidated financial statements.

     In the event of a sale of the Development, as discussed below, the sale agreement states that the purchaser may negotiate a new management agreement with Hyatt, but if the purchaser fails to reach such an agreement, the purchaser shall assume the Management Agreement at the sale's closing and shall accept the Development subject to the Management Agreement and the arbitration previously described. The Management Agreement calls for Hyatt's consent to the assignment, which shall not be unreasonably withheld. The Partnership can provide no assurance that Hyatt would consent to an assignment under the circumstances described.

     Pursuant to the Management Agreement, Hyatt also provides "chain services" to the Hotel, such as promotion services, advertising, and centralized reservation services, for which BMCLP is to pay its allocable share of Hyatt expenses, up to 1.5% of gross receipts. As of June 30, 1999 and December 31, 1998, approximately $144,000 and $124,000, respectively, of this related party payable is recorded as due to affiliates in the accompanying consolidated financial statements.

     The Management Agreement provides for the establishment of a property improvement fund. Contributions to the property improvement fund are equal to 3% of gross Hotel revenues (as defined). Unexpended reserves are recorded as escrows and deposits in the accompanying consolidated financial statements. The reserve balances included in escrows and deposits at June 30, 1999 and December 31, 1998, were approximately $340,000 and $489,000, respectively.

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

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


7.   COMMITMENTS AND CONTINGENCIES - Continued

$1,000,000 to terminate its former management contract with BMCLP. At that time BMCLP entered into a new management contract with Realty for a term of one year which will automatically renew for successive one year periods so long as Realty is not then in default of the management contract. The agreement provides for a management fee in the amount of 4% of total revenues. Management fees for the three and six months ended June 30, 1999, were approximately $91,000 and $180,000, respectively, and approximately $101,000 and $199,000 for the three and six months ended June 30, 1998, respectively, and are included in management fees in the accompanying consolidated statements of operations.

     In addition to management fees, Realty also receives leasing commissions for leasing certain space in the Office Building. For the three and six months ended June 30, 1999, approximately $80,000 and $95,000, respectively, were paid to Realty for such leasing commissions; no leasing commissions were paid to Realty during the three or six months ended June 30, 1998.

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


8.   SEGMENT REPORTING

     BMCLP has two reportable operating segments, the Hotel and the Office Building. The Managing General Partner evaluates the performance of each based on gross operating profit (calculated as total revenues less operating expenses, excluding depreciation, management fees and other fixed costs). The accounting policies applicable to the operating segments are the same as those described in the summary of significant accounting policies in the notes to the financial statements included in the Partnership's annual report on Form 10-K at December 31, 1998.

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


8.   SEGMENT REPORTING - Continued

     Information related to the reportable operating segments for each of the three months ended June 30, 1999 and 1998, follows (dollars in thousands).


                                                              1999
                                   -----------------------------------------------------------
                                                           Office                Total Per
                                     Hotel                Building           Consolidated Data
                                   ---------              ---------          -----------------
     Total Revenue                 $   6,565              $   2,214              $  8,779
     Operating Expenses               (3,640)                  (660)               (4,300)
                                   ---------              ---------              --------
     Gross Operating Profit        $   2,925              $   1,554              $  4,479
                                   =========              =========              ========

                                                              1998
                                   -----------------------------------------------------------
                                                           Office                Total Per
                                     Hotel                Building           Consolidated Data
                                   ---------              ---------          -----------------
     Total Revenue                 $  6,088               $  2,490               $  8,578
     Operating Expenses              (3,335)                  (595)                (3,930)
                                   --------               --------               --------
     Gross Operating Profit        $  2,753               $  1,895               $  4,648
                                   ========               ========               ========


                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


8.   SEGMENT REPORTING - Continued

     Information related to the reportable operating segments for each of the six months ended June 30, 1999 and 1998, follows (dollars in thousands).


                                                              1999
                                   -----------------------------------------------------------
                                                           Office                Total Per
                                     Hotel                Building           Consolidated Data
                                   ---------              ---------          -----------------
     Total Revenue                 $  12,274              $   4,656              $ 16,930
     Operating Expenses               (6,992)                (1,257)               (8,249)
                                   ---------              ---------              --------
     Gross Operating Profit        $   5,282              $   3,399              $  8,681
                                   =========              =========              ========


                                                              1998
                                   -----------------------------------------------------------
                                                           Office                Total Per
                                     Hotel                Building           Consolidated Data
                                   ---------              ---------          -----------------
     Total Revenue                 $ 11,153               $  5,002               $ 16,155
     Operating Expenses              (6,374)                (1,319)                (7,693)
                                   --------               --------               --------
     Gross Operating Profit        $  4,779               $  3,683               $  8,462
                                   ========               ========               ========


     BMCLP does not consider the total assets of each segment in evaluating the operating performance or in determining the allocation of resources. Therefore, this information has not been presented.


9.   SUBSEQUENT EVENT

     On August 2, 1999, BMCLP entered into a sale agreement dated as of July 31, 1999 to sell the Development. If such a sale is completed, it is the intention of BMCLP to repay the Restated Notes, the Third Mortgage Note and all related party debt, including both principal and interest. In addition, based on the proposed purchase price, management has estimated the Economic Value Participation Interest (see Note 4) due to BMC from BMCLP (assuming a closing date of September 30, 1999). BMC has indicated that it will accept a discount on the Economic Value Participation Interest so that the Partnership will have

                 CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                             (AS RESTATED FOR 1998)

                                   (Unaudited)


9.   SUBSEQUENT EVENT - Continued

sufficient funds to repay all debt obligations and make a distribution to the limited partners sufficient to more than offset any Federal income tax effects of the sale. Based on management's estimate, the Economic Value Participation Interest would not exceed the deferred gain on restructuring as reflected in the accompanying consolidated balance sheets. Upon sale, this liability to BMC for the Economic Value Participation Interest would be recorded as a charge to the deferred gain on restructuring. The remaining balance of the deferred gain on restructuring would be recognized as an extraordinary gain by BMCLP. There is no assurance that this sale will take place, and the accompanying financial statements do not reflect the effects of the potential sale. In addition, if a sale does take place, there is no assurance that the Economic Value Participation Interest due to BMC would not exceed the deferred gain on the restructuring as reflected in the accompanying consolidated balance sheets.

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

     At June 30, 1999 and December 31, 1998, the Partnership had $127 and $126, respectively, in available cash.

     During the six months ended June 30, 1999, the Partnership's available cash increased due to interest income, whereas accounts payable increased $36,218. The increase in accounts payable includes an increase of $28,748 in loan payable to its Managing General Partner for administrative expenses and an increase of $7,470 in third-party payables.

                                Capital Resources
                                -----------------

     BMCLP, of which the Partnership owns a 92.5% limited partner interest, had unrestricted cash and cash equivalents of $5,439,417 and $4,628,581 at June 30, 1999 and December 31, 1998, respectively. During the six months ended June 30, 1999, BMCLP's unrestricted cash and cash equivalents increased by $810,836; operating activities provided $2,049,904, offset by $732,251 used in investing activities and $506,816 used in financing activities. The increase of $810,836 was due to net income of $3,257,866, net of net principal and interest payments totaling $3,573,578, fixed asset additions and payments of leasing costs of $732,251 and $239,645, respectively, a $1,092,992 increase in restricted cash and cash equivalents, and a $408,469 increase in accounts receivable, net. All of these factors were partially offset by depreciation and amortization totalling $2,457,482, a $475,707 decrease in prepaid expenses, non-cash interest expense of $314,845, net advances from affiliates of $291,881, and proceeds from mortgage debt of $90,946.

     BMCLP had restricted cash of $4,063,335 and $2,970,343 at June 30, 1999 and December 31, 1998, respectively.

                            Operating Deficit Reserve
                            -------------------------

     For operating deficits which arise, the Limited Partnership Agreement (LPA) provides that Allan E. Rozansky and Alan I. Kay and their affiliates (collectively, R&K) are required to loan, or cause to be loaned, all amounts necessary to pay operating deficits (Operating Deficit Loans) up to an aggregate principal amount of $15,600,000. R&K and the Partnership have agreed that the former Second Mortgage Note of $10,000,000 was an Operating Deficit Loan "caused to be" made to BMCLP by R&K. Further, R&K's Operating Deficit Loan obligation limit of $15,600,000 was increased by (1) an amount equal to the net positive difference between the interest due and payable under the original terms of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


First Mortgage Note and the interest due and payable under the original First Mortgage Note as a result of the third loan modification and (2) the amount that interest accruing on the original Second Mortgage Note exceeded the interest that would have accrued had the loan been made directly by R&K. At June 30, 1999, BMCLP estimates that R&K's total operating deficit obligation has increased to approximately $29,000,000, although R&K do not concur with this amount. As of June 30, 1999 and December 31, 1998, R&K had provided $2,653,971 and $2,599,769, respectively, including accrued interest, to BMCLP to fund operating deficits under this provision of the LPA. This amount is net of $342,734 which is due from the Alan I. Kay Companies, an affiliate of Alan I. Kay, for advances from BMCLP. Interest on amounts advanced to BMCLP for operating deficits is accrued at the prime rate plus 1% and will be repaid subject to the terms of the Restated Notes and then out of 50% of cash flow available after payment of certain priorities as set forth in the BMCLP partnership agreement. Cumulative interest accrued on these advances was $1,415,084 and $1,360,882 at June 30, 1999 and December 31, 1998, respectively, and has been added to the original advance amount. For the six months ended June 30, 1999 and 1998, no amounts were advanced to BMCLP for operating deficits because R&K have represented that their net worth is not significant, their assets are very illiquid and they do not have resources to meet their operating deficit obligations.

     In accordance with the terms of the Restated Notes dated November 16, 1994, BMCLP has several additional resources to fund current operating deficits. If BMCLP requires funds to pay for capital improvements, tenant improvements, leasing commissions, etc., and is in compliance with the conditions stated in the Restated First Mortgage Note, GECC shall advance for such purposes up to 50% of the amounts previously paid by BMCLP as principal payments. During the six months ended June 30, 1999 and 1998, GECC advanced $0 and $222,434, respectively, to BMCLP for tenant improvements and leasing costs. Interest accrued on cumulative advances is included in interest expense, and is also added to the balance of the Restated First Mortgage Note.

     Upon approval of BMC Lender Partnership (BMC), BMCLP may draw upon the reserves that were placed in an escrow account at the closing of the Restated Second Mortgage Note. These funds may be used to pay operating expenses of the Development, including payments under the Restated Notes. As of June 30, 1999 and December 31, 1998, the balance in this escrow account was $326,558 and $319,294, respectively; this amount is reflected in restricted cash and cash equivalents in the accompanying consolidated balance sheets. There were no withdrawals from or deposits to this escrow account by BMCLP during the six months ended June 30, 1999 or 1998.

     BMC may advance additional amounts up to $5,000,000 to BMCLP in accordance with the Restated Second Mortgage Note. Also, BMC may re-advance funds received from BMCLP as additional interest payments (75% of net cash flow) if BMCLP pays its 25% share of net cash flow held in reserves. No advances were made by BMC to BMCLP during the six months ended June 30, 1999 or 1998.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                              Results of Operations
                              ---------------------

Partnership
- -----------

Three months ended June 30, 1999 versus June 30, 1998
- -----------------------------------------------------

     The Partnership recorded a net loss for the three months ended June 30, 1999 of $14,768 compared to a net loss of $9,232 for the corresponding period in 1998. Operating expenses during the second quarter of 1999 were $5,536 higher than 1998 primarily due to an increase in professional fees partially offset by a decrease in other expenses.

Six months ended June 30, 1999 versus June 30, 1998
- ---------------------------------------------------

     The Partnership recorded a net loss for the six months ended June 30, 1999 of $36,217 compared to a net loss of $16,945 for the corresponding period in 1998. Operating expenses during the first two quarters of 1999 were $19,273 higher than 1998 primarily due to increases in professional fees and other expenses. The Partnership recognized interest revenue of $1 and $0 during the six months ended June 30, 1999 and 1998, respectively.

Bethesda Metro Center Limited Partnership
- -----------------------------------------

Three months ended June 30, 1999 versus June 30, 1998
- -----------------------------------------------------

     BMCLP had net income of $1,718,156 for the second quarter of 1999 compared to net income of $2,159,467 during the corresponding period in 1998. This was primarily the result of increases in management fees, food and beverage expense and rooms expense, as well as a decrease in office, retail and parking rentals revenue. BMCLP's net income was positively impacted by increases in food and beverage revenue and rooms revenue.

     Rooms revenue for the second quarter of 1999 increased by $175,657, or 4%, from the corresponding period in 1998, primarily due to a strong economy and higher average daily room rate. Food and beverage revenue increased $279,894, or 16%, from the second quarter of 1998 primarily due to new menu items and better promotion by the wait-staff. Rooms expense for the second quarter of 1999 increased by $61,352, or 7%, from the corresponding period in 1998, primarily due to additional overtime, and increases in travel agent commissions and in guest supplies expense. Food and beverage expense increased $227,471, or 19%, from the second quarter of 1998 primarily due to higher food costs due to higher sales, and additional payroll expense as a result of the addition of a catering manager. Management fees for the hotel increased $253,864, or 106%, due to incentive management fees of $235,726 earned during the three months ended June 30, 1999 versus $0 earned during the three months ended June 30, 1998. Hotel occupancy decreased from 88% to 85% while the average room rate increased from $132 to $141 during the second quarter of 1999 compared to the second quarter of 1998. The increases in rooms revenue and food and beverage revenue, offset by the increases in rooms expense and food and beverage expense,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


resulted in first quarter 1999 gross operating profits for the hotel exceeding first quarter 1998 by $172,085, or 6%.

     Office building revenue for the second quarter of 1999 decreased $275,396, or 11%, from the second quarter of 1998 primarily due to decreased occupancy. The average occupancy of the office building decreased from 100% to 84% while the average rental rate remained constant at $25 per square foot. The retail and marketplace average occupancy decreased from 89% to 86%. The retail and marketplace average rental rate increased from $33 to $35 per square foot during the second quarter of 1999 compared to the second quarter of 1998. There is no assurance that these occupancy levels or rental rates will be maintained.

     Operating expenses of the office building for the second quarter of 1999 increased $65,026, or 11%, from the second quarter of 1998 primarily due to increased administrative expenses.

Six months ended June 30, 1999 versus June 30, 1988
- ---------------------------------------------------

     BMCLP had net income of $3,257,866 for the six months ended June 30, 1999 compared to net income of $3,529,023 during the corresponding period in 1998. This was primarily the result of increases in management fees, food and beverage expense and rooms expense, as well as a decrease in office, retail and parking rentals revenue. BMCLP's net income was positively impacted by increases in food and beverage revenue and rooms revenue.

     Rooms revenue for the six months ended June 30, 1999 increased by $518,039, or 7%, from the corresponding period in 1998, primarily due to a strong economy and higher average daily room rate. Food and beverage revenue for the six months ended June 30, 1999 increased $549,750, or 17%, from the corresponding period in 1998 primarily due to new menu items and better promotion by the wait-staff. Rooms expense for the six months ended June 30, 1999 increased by $108,191, or 7%, from the corresponding period in 1998, primarily due to additional overtime, and increases in travel agent commissions and in guest supplies expense. Food and beverage expense for the six months ended June 30, 1999 increased $385,324, or 16%, from the corresponding period in 1998 primarily due to higher food costs due to higher sales, and additional payroll expense as a result of the addition of a catering manager. Management fees for the hotel increased $440,575, or 101%, due to incentive management fees of $397,553 earned during the six months ended June 30, 1999 versus $0 earned during the six months ended June 30, 1998. Hotel occupancy remained steady at 85% while the average room rate increased from $128 to $137 during the six months ended June 30, 1999 compared to the same period during 1998. The increases in rooms revenue and food and beverage revenue, offset by the increases in rooms expense and food and beverage expense, resulted in gross operating profits for the hotel during the first six months of 1999 exceeding the same period during 1998 by $502,783, or 11%.

     Office building revenue for the six months ended June 30, 1999 decreased $345,747, or 7%, from the corresponding period in 1998 primarily due to decreased occupancy. The average occupancy of the office building decreased from 100% to 90% while the average rental rate increased from $25 to $26 per square foot. The retail and marketplace average occupancy decreased from 89% to 87% while the retail and marketplace average rental rate increased from $33 to $35 per square foot during the first six months of 1999 compared the same period

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


in 1998. There is no assurance that these occupancy levels or rental rates will be maintained.

     Operating expenses of the office building for the six months ended June 30, 1999 decreased $62,180, or 5%, from the corresponding period in 1998 primarily due to decreased energy costs and administrative expenses.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Selected data regarding the operations of the hotel and office building follow.

                                                                HOTEL
                                                           ---------------
                                                             (Unaudited)



                                                      For the three months ended             For the six months ended
                                                                June 30,                              June 30,
                                                     -----------------------------         -----------------------------
                                                         1999             1998                 1999             1998
                                                     ------------     ------------         ------------     ------------
  Actual Average Occupancy                                     85%              88%                  85%              85%

  Actual Average Room Rate                                   $141             $132                 $137             $128

  Room Revenue                                       $  4,264,961     $  4,089,304         $  8,083,747     $  7,565,708
  Food & Beverage Revenue                            $  2,056,245     $  1,776,351         $  3,738,315     $  3,188,565
  Room Profits                                       $  3,357,733     $  3,243,428         $  6,359,470     $  5,949,622
  Food & Beverage Profits                            $    614,933     $    562,510         $  1,017,659     $    853,233
  Gross Operating Profits
    (Before Depreciation, Management
    Fees and Other Fixed Costs)                      $  2,924,794     $  2,752,709         $  5,281,981     $  4,779,198


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                           OFFICE BUILDING
                                                           ---------------
                                                             (Unaudited)


                                                      For the three months ended             For the six months ended
                                                                June 30,                              June 30,
                                                     -----------------------------         -----------------------------
                                                         1999             1998                 1999             1998
                                                     ------------     ------------         ------------     ------------
  Leasing:
  -------
  Average Space Occupied:
    Office                                                     84%             100%                  90%             100%
    Retail and Marketplace                                     86%              89%                  87%              89%

  Average Rental Rate:
    Office                                                    $25              $25                  $26               $25
    Retail and Marketplace                                    $35              $33                  $35               $33

  Operations:
  ----------
  Total Income                                       $   2,214,574    $  2,489,970         $  4,656,269     $  5,002,016
  Operating Expenses                                      (660,191)       (595,165)          (1,257,453)      (1,319,633)
                                                     -------------    ------------         ------------     ------------

  Gross Operating Profits
    (Before Depreciation, Management
    Fees, and Other Fixed Costs)                     $   1,554,383    $  1,894,805         $  3,398,816     $  3,682,383
                                                     =============    ============         ============     ============


     It should be noted that BMCLP's investment in the Development is a high-risk investment involving many factors beyond the control of its Managing General Partner. Such factors could adversely affect the operation and value of the Development and, consequently, the value of an interest in the Partnership, to an extent not currently ascertainable. These factors include, but are not limited to, over-building of office, hotel or commercial space; changes in the general or local economic conditions including changes in interest rates; adjacent land utilization; changes in demand or use with respect to the nearby business facilities; demographic trends; increases in real estate taxes; changes in the federal income tax laws, which could be applied retroactively; local, state and federal environmental, energy, and other regulations (including regulations governing the maintenance of liquor licenses); possible restrictive changes in the uses applicable to real estate, zoning and similar land use and environmental laws and regulations; and acts of God. Local market conditions could be affected by the addition of over 1 million square feet of new office space currently under construction in downtown Bethesda (although more than half of the space is committed to single use tenants).

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

                                Sale Negotiations
                                -----------------

     The Partnership has received several inquiries and offers to purchase the Development owned by BMCLP. These inquiries and offers were not solicited by BMCLP. On January 22, 1999, BMCLP entered into a contract for the sale of the Development. On February 25, 1999, the Partnership confidentially filed preliminary proxy materials with the Securities and Exchange Commission (the Commission) to solicit approval of the sale contract by the Partnership's limited partners. On March 12, 1999, before the proxy materials were delivered to the Partnership's limited partners, the parties decided to terminate the contract. On August 2, 1999, BMCLP entered into a new contract dated as of July 31, 1999 for the sale of the Development. A proxy will be sent to the investors of the Partnership in August, 1999 to solicit majority approval of the sale contract. There is no assurance that majority approval will be obtained, nor that a sale will take place if such approval is obtained.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by August 31, 1999. Additionally, the Managing General Partner is currently working with third party vendors and service providers to verify their Y2K compliance, with completion expected by August 31, 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.

     The Partnership has been informed that Realty has chosen to address the Y2K computer issue by retaining a consultant in the area of real estate and accounting software. The consultant is assisting Realty in researching and selecting a new property management accounting software package that is expected to be fully functional by November 1, 1999. Realty has represented that it is committed to making any hardware changes required for the Y2K as part of this program. With regard to building systems, including energy management systems, elevator systems, and access control systems, Realty has completed an inventory and has contacted building vendors to determine their current level of Y2K compliance. For those systems not in compliance, Realty is in the process of purchasing required software. Realty does not expect the expense associated with the Y2K project to be material.

     The Partnership has been informed that Hyatt is working with Computer Sciences Corporation (CSC) and Sabre Technology Solutions (STS), its technology outsourcing partners, to address the Y2K compliance status of each of its major systems and has implemented a plan in an attempt to ensure that each of its systems is Y2K compliant by a goal date of August 31, 1999.

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

     The evaluation of these systems began in 1995 and has led to a remediation plan specific to each system. Hyatt's technology outsourcers have reviewed the application business logic, application development tools, database, system management tools, operating systems, hardware and network for each system. Once each of these components is determined to be Y2K compliant, all components will be tested together transitioning to the Y2K and operating in the Y2K. Hyatt has represented that each of its major systems has been or is scheduled to be certified as Y2K compliant by August 31, 1999. Hyatt does not expect the expense associated with the Y2K project for the Hotel to be material.

     Although Realty and Hyatt are coordinating the Y2K compliance efforts at the Office Building and the Hotel, respectively, it is ultimately the Partnership's responsibility to ensure that the operations are Y2K compliant.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     There has been no change to the information required by this item since reported in the Partnership's annual report on Form 10-K at December 31, 1998.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None.

     b. On April 19, 1999, the Partnership filed a report on Form 8-K dated March 12, 1999, announcing the termination of the sales contract entered into by BMCLP on January 22, 1999, for the sale of the Development.


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

                         CAPITAL INCOME PROPERTIES-C LIMITED PARTNERSHIP
                         -----------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



August 3, 1999               by: /s/ Michael J. Tuszka
- ----------------                 ---------------------------------------
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